Form 10-Q
period 2010-09-30
WTTJ CORP
filed 2010-11-12
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

WTTJ Corp

(Exact name of small business issuer as specified in its charter)

 Michigan                  7370                       27-1767418

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                           Code Number)

         or organization)

17033 S. Dixie Highway,

Miami FL 33157

786-361-9751

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No x

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2010 was 500,000 shares.

Transitional Small Business Disclosure Format (check one): Yes       No X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of September 30 , 2010 (unaudited) and December 31, 2009 (audited);
Statements of Opeartions for the three months and nine months ended September 30, 2010 and 2009, and for the Period from Inception (May 16, 2007) to September 30, 2010 (unaudited);
Statement of Stockholders’ Deficit from Inception (May 16, 2007) to September 30, 2010 (unaudited);
Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and for the Period from Inception (May 16, 2007) to September 30, 2010 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended September  30, 2010 are not necessarily indicative of the results that can be expected for the full year.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ -	$ -
Subscription receivable	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Due to shareholder	$ -	$ -

TOTAL LIABILITIES	-	-

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 500,000(December 31, 2009 - 500,000)	75	75

RETAINED EARNINGS(DEFICIT)	(75)	(75)

TOTAL STOCKHOLDER EQUITY	-	-

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		MAY 16, 2007
	SEPTEMBER 30,		SEPTEMBER 30,		TO SEPTEMBER
	2010	2009	2010	2009	30, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	-	-	-	-	75

Total Expenses	-	-	-	-	75

NET INCOME(LOSS)	$ -	$ -	$ -	$ -	$ (75)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	500,000	500,000	500,000	500,000

NET INCOME(LOSS) PER SHARE	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
INCEPTION
	NINE MONTHS ENDED		MAY 16, 2007
	SEPTEMBER 30,		TO SEPTEMBER
	2010	2009	30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ -	$ -	$ (75)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:
Subscription receivable	-	-	-

Net cash used in operating activities	-	-	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	-
Issuance of common stock	-	-	75

Net cash provided by financing activities	-	-	75

INCREASE (DECREASE) IN CASH	-	-	-

CASH, Beginning of period	-	-	-

CASH, End of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(MAY 16, 2007) TO SEPTEMBER 30, 2010
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - May 16, 2007	-	-	-	-

Issuance of shares for cash	500,000	75	-	75

Net loss - December 31, 2007	-	-	(75)	(75)

Balance - December 31, 2007	500,000	75	(75)	-

Net loss - December 31, 2008	-	-	-	-

Balance - December 31, 2008	500,000	75	(75)	-

Net loss - December 31, 2009	-	-	-	-

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - September 30, 2010	-	-	-	-

Balance - September 30, 2010	500,000	$ 75	$ (75)	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2010

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

WTTJ CORP. (the “Company”) was organized in the State of Michigan on May 16, 2007.  The Company’s primary business activity is to acquire or commence a commercially viable operation

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  These interim financial statements include all of the necessary adjustments to make them not misleading.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2010

(Unaudited)

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Stock-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards which will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

The Company may also issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognizes these service expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  When stock is issued as payment for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  If stock is issued in advance of service performance expense is recognized ratably over the requisite service period.

As of September 30, 2010 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2010

(Unaudited)

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through September 30, 2010, the Company has had no operations.  As of September 30, 2010, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of September 30, 2010 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$                27

                   Equity instruments issued for compensation

                 -

             Total deferred tax assets

                  27

                   Less valuation allowance

           (27)

$          --====

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2010

(Unaudited)

Note 5 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

increased competitive pressures from existing competitors and new entrants;

our ability to raise adequate working capital;

deterioration in general or regional economic conditions;

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

loss of customers or sales weakness;

inability to achieve sales levels or other operating results;

the unavailability of funds for capital expenditures; and

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

WTTJ Inc. (“The Company”) was incorporated in Michigan on May 16, 2007. The Company’s fiscal year end is December 31.  We were inactive until May 1, 2010 when we began implemented our plan of operations.  The Company has never been in bankruptcy or receivership.

The Company has a plan of operations to engage in the business of the promotion of travel services for Americans to gambling casinos in Macau through our website www.macau4you.com

We recently launched our website which is a collection of news feeds related to travel and gaming opportunities in Macau, China.  We expect that we will build out our website to have additional features for our projected audience of travelers.

Our plan of operations is to build our website to be a site on the Internet for Americans interested in traveling to Macau for recreational gaming at the casinos.

Since our inception through September 30, 2010, we have not generated any revenues and have incurred a net loss of $75. Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

PLAN OF OPERATIONS

Our current plan of operations is to engage in the business of operating an Internet website with an emphasis on content related to travel to Macau.  Over the next twelve months we anticipate spending $196,000 on developing our website and building a management team.

We estimate that our expenses over the next 12 months (beginning in October 2010) will be approximately $196,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description

Target Date

Estimated Expenses

Website Development

February 2011

$30,000

Marketing materials

February 2010

$5,000

Translation services

Ongoing

$1,000

Travel Expense

Ongoing

$10,000

Marketing director

Ongoing

$40,000

Free lance writers

Ongoing

$1000

Offline advertising

April 2011

$10,000

Webmaster

           February 2011

$12,000

Airline liason

March 2011

$25,000

Hotel liason

March 2011

$25,000

Social marketing expense

Ongoing

$12,000

Accounting/Auditing

Ongoing

$5,000

Legal Expense

Ongoing

$15,000

Filing fees

Ongoing

$500

Insurance

Ongoing

$1,000

Office supplies

Ongoing

$3,500

We forecast that we will hire 4 individuals during the next twelve months.  Mr. Klamka will remain the sole officer and director.  We intend to hire a webmaster, a marketing director, an airline liason and a hotel liason.

We intend to add a marketing director who will be responsible for all aspects of site marketing. This will include marketing the site to the general public as well as marketing the site to potential advertising partners.

We expect to hire a webmaster to assist with the overall operations of our website as it relates to what is displayed on the Internet. The webmaster is expected to be familiar with loading content, monitoring user comments, directing and responding to email and suggestions, and insuring that our advertisements are displayed properly.

We anticipate hiring two individuals to coordinate our interactions with the airlines who service Macau and the hotels that are located in Macau. Their initial duties will be to introduce our company and hopefully to develop relationships to create advertising clients from the airlines and the hotels associated with the Macau market.

The legal fees, accounting and audit fees, and filing fees are expenses related to our reporting obligations as a public company.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements from our principal shareholder, Barton PK, LLC. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

 Increased usage and familiarity with the Internet has driven rapid growth in online penetration of travel expenditures.  We believe that there is a meaningful opportunity to provide information on Macau travel opportunities to an American audience that is now comfortable with using the Internet to research travel opportunities. The presence of popular American gaming brands now in Macau is expected to be attractive to American travelers.

The first milestone of our business plan is to expand our website to include airline information, hotel information, reviews, and entertainment offerings from the major hotels and casinos in Macau.

We will look to establish revenues immediately after completing our build out which we estimate will be completed in March 2011.  We believe that we will be able to appeal to advertisers once we have a completed website. We can also sign up for services such as Google’s  Adsense which is generally open for admission by websites such as ours. Google’s Adsense pays fees on a pay per click basis to websites. There is no guarantee that anyone will click on these advertisements and we have not made any application to Google’s Adsense program at this time.  There is no guarantee that if a application is made that Macau4you.com will be accepted into the Google Adsense program.

Additionally, we intend to concentrate on the development of an experienced management team. Once our initial operations are sound, we intend to build our website to include special features such as a pay-per-click search function dedicated solely to travel from North America to Macau. We also intend to develop an email newsletter that will offer special news and potentially discounts from our advertising partners.  We will also work with hotels to offer “last minute specials” to sell excess inventory to our audience.

We will need to personally establish relationships with the major airlines and hotels currently servicing Macau.  We intend to work with the American brands that have offices in the United States to make initial contacts.  We intend to maintain low general and administrative expenses.

We will need a minimum of $196,000 to satisfy our cash requirements for the next twelve months. We will not be able to operate if it we do not obtain equity financing through subsequent private offerings, or contributions from our principal

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated August 10,2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

We lack an operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our website, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our business may never operate at a profit.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of advertising on our website, or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

If we do not raise additional funds, we not be able to operate our business and will have to stop development of  our business plan.

We may not be able to obtain additional funds that we will require. We do not presently have adequate cash from operations or financing activities to meet our short term or long-term needs. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements.  If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, publishing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property.

If Barton PK, LLC does not provide us with capital, we will cease operations.

We rely on funding from our sole shareholder, Barton PK,LLC and expect to continue to do so. There can be no assurance that Barton PK, LLC can or will supply us with some or all of the funds needed to complete our business plan.  We do not have a commitment verbal or written from Barton PK,LLC to provide us with additional funding at this time. The failure to secure additional financing from Barton PK, LLC will cause us to cease operations.

We are highly dependent on Peter Klamka, our President and CEO. The loss of Mr. Klamka, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Peter Klamka, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully market our website may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Klamka.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered. Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

If capital is not available to us to expand our business operations, we will not be able to pursue our business plan.

We will require  a minimum of $196,000 to complete our website and market it to consumers and potential advertising partners. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from our shareholder and from public and private equity offerings. Our ability to access capital will depend on reaching certain milestones in our business plan such as attracting a sizable number of viewers. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of the our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

External events that are beyond our control  such as natural disasters, terrorist attacks, or a recession may harm our business.

Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 or the current global financial crisis have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry.  If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

We may not be able to develop awareness of our brand name which we believe is critical to our success.

We believe that creating awareness of the Macau4You brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online advertising opportunities, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business could be materially adversely affected.

We will not be able to attract travel and entertainment companies or Internet users if we do not build out our website and continually enhance and develop the content and features of our website.

We must complete the development of our website and continually improve the responsiveness, functionality and features of our website. We may not succeed in developing features and functions that travel and entertainment companies and Internet users find attractive. This could reduce the number of travel and entertainment companies and Internet users using our website and materially adversely affect our business.

We may not be able to access third party technology upon which we depend which could limit or curtail our business.

We use and will continue to require technology and software products from third parties, Our present website is hosted without charge on a server leased by our President, Peter Klamka. We do not have any contracts for any hosting services or website development and maintenance which we will need. We have no agreement with Peter Klamka for continued hosting of our site.   Technology may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to build out our existing site.  This could cause delays in our development and introduction of new  features or enhancements of our existing website until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

There is a high degree of risk that our website will not turn out to be commercially viable.

A website such as ours involves a high degree of risk that will not attract a sufficient number of consumers to become commercially viable. The costs building and marketing our website is uncertain.  We cannot insure that we will develop a website that has the features that will be popular with the number of consumers necessary to attract paying advertisers.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Peter Klamka our Chief

Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Klamka, our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit number

Exhibit description

Filed

herewith

Form

1

31

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

X

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

X

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTTJ Corp

(Registrant)

By:/s/ Peter Klamka

Peter Klamka, President &

Chief Executive Officer (On behalf of

the registrant and as principal accounting

officer)

Date: November 12, 2010

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WTTJ Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated:  November 12, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WTTJ Corp. (the "Registrant") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  November 12, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)