Form 10-Q/A
period 2010-09-30
WTTJ CORP
filed 2011-01-12
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 30, 2010 was 500,000 shares.

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

Notes to Interim Financial Statements

September 30, 2010

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

WTTJ CORP. (the “Company”) was organized in the State of Michigan on May 16, 2007.  The Company’s primary business activity is the development of an Internet travel website dedicated to the destination of Macau.

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

Plan of Operation

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

Ongoing

$12,000

Accounting/Auditing

Ongoing

$5000

Legal Expense

Ongoing

$15,000

Filing fees

Ongoing

$500

Insurance

Ongoing

$1000

Office supplies

Ongoing

$3500

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated August 10, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Date: December 2, 2010

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

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

Dated:  December 2, 2010

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

Dated:  December 2, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)