Form 10-K
period 2010-12-31
WTTJ CORP
filed 2011-04-15
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 333-137293

WTTJ CORP .

(Name of small business issuer in its charter)

Michigan

27-1767418

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification

or organization)

No.)

17033 S. Dixie Highway Miami, FL 33157

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (786) 361-9751

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 1, 2010.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:638,000  as of March  1, 2011.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Business Development

WTTJ Inc. (“The Company”) was incorporated in Michigan on March 3, 2007. The Company’s fiscal year end is December 31.  We were inactive until May 1, 2010 when we began implemented our plan of operations.  The Company has never been in bankruptcy or receivership.

Business

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

Gambling in Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred from Portuguese to Chinese political control in December 1999. Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and less than one hour away via ferry from, Hong Kong.

Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to the Macau Government

Tourist Office in its report Global Indicators publishing in January 2010 , casinos in Macau generated approximately $15 billion in gaming revenue in 2009.

Macau’s gaming market is primarily dependent on tourists. As of December 31, 2009, there were approximately 19,200 hotel rooms and approximately 4,770 table games in Macau according to the January 2010 Global Indicators report.

Prior to 2002, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires who in turn were permitted, subject to the approval of the government of Macau, to each grant one sub-concession to other gaming operators.

Currently, there are 33 operating casinos in Macau.

Our Website

Our plan of operations is to develop a comprehensive website for American consumers interested in traveling to Macau to enjoy the gaming and leisure opportunities.

We plan to generate revenues from advertising fees from companies seeking to reach our expected audience of travelers.

Some of the features we are considering include a search engine for flights originating from major United States cities such as New York, Chicago, Los Angeles, San Francisco, and Miami to Hong Kong. Travelers then proceed via ferry to Macau.

We intend to include links from all of the 33 casinos in Macau as well as reviews and guides written by experts and other American travelers.

This content will be free to our online audience.

Growth Strategy

Key elements of our strategy include:

Build Strong Brand Awareness.  We believe that it is essential to establish a strong brand with Internet users and within certain segments of the travel industry. We intent to utilize online marketing to promote our brand to consumers. In addition, we believe that we build brand awareness by  offering an outstand website that is promoted by word-of-mouth.

Increase Reach:  In order to attract users to our website, we intend to utilize advertising campaigns to grow our business. We believe that we also can attract more users by offering a quality website that is promoted by word-of-mouth.

Quality User Base:  We believe that, in addition to increasing our reach, we need to develop a quality our user base. We believe that high quality content will attract a quality user base.

Excellent Service:  We believe that it is important to provide our advertising clients with excellent service.

Competition

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We compete with travel meta-

search engines and online travel deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price and performance.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger client bases than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive solutions.

New technologies could increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. Competition could result in reduced margins on our advertising revenue, loss of market share or less use of our website  by travel and entertainment companies and consumers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected.

Employees

We currently have one part time employee, Peter Klamka. The company plans on hiring qualified personnel subject to funding and availability with expertise in travel services.

Government Regulation and Legal Uncertainties

There are increasing numbers of laws and regulations pertaining to the Internet, including laws and regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing

RISKS THAT MAY AFFECT FUTURE RESULTS

We are a relatively young company with no operating history

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

We expect to incur net losses in future quarters

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

We will require additional funds to operate in accordance with our business plan

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

We will require  a minimum of $200,000 to complete our website and market it to consumers and potential advertising partners. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from our shareholder and from public and private equity offerings. Our ability to access capital will depend on reaching certain milestones in our business plan such as attracting a sizable number of viewers. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of the our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

Our business may be sensitive to events affecting the travel industry in general.

Events like the war with Iraq or the terrorist attacks on the U.S. in 2001 or the current global financial crisis have a negative impact on the travel industry. We are not in a position to evaluate the net effect of these circumstances on our business. In the longer term, our business might be negatively affected by financial pressures on the travel industry. However, our business may also benefit if travel companies increase their efforts to promote special offers or other marketing programs. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business.

We may not be able to develop awareness of our brand name.

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

We may not be able to access third party technology upon which we depend.

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

Since our director and officer has no previous travel industry experience, investors cannot rely on our officers and directors as being experts in the area of travel which is our business focus.

Our officer and director has no previous experience in the travel industry. All business decisions made by him regarding travel will be in reliance on the advice of others due to this lack of experience. If reliable advice is not available, it is unlikely our business will succeed.

Risks Relating to Our Common Stock

There is currently no market for our common stock and one may never develop. Therefore, investors holdings in our common stock may be illiquid.

While we do intend to file a Form 211 through a market maker with the NASDAQ Stock Market to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop. If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.

There is currently no market for our common stock and one may never develop. Therefore, investors holdings in our common stock may be illiquid.

While we do intend to file a Form 211 through a market maker with the NASDAQ Stock Market to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop. If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.

We are controlled by a principal stockholder.

Barton PK, LLC, is our largest stockholder, holding beneficially, as of December 31 2010, approximately fifty percent of our outstanding shares. Through their share ownership, they are in a position to control Macau Gaming and to elect our entire board of directors.

Peter C. Klamka, our sole officer and director, is the managing partner of Barton PK, LLC of which the members are two members of Mr. Klamka’s family and the Peter Klamka Revocable Trust.

Accordingly, this entity will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline.

Notwithstanding the exercise of his fiduciary duties as officer and director and any duties that such other stockholder may have to us or our other stockholders in general, Mr. Klamka as managing member of Barton PK, LLC may have interests different than yours.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

EMPLOYEES

As of December 31, 2010, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices 17033 S. Dixie Highway Miami, FL 33157

ITEM 3. LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company intends to have a sponsoring market maker file a Form 211 with the NASDAQS Stock Market for a quotation on the over-the-counter bulletin board. There can be no assurance that the Company’s securities will be quoted on the bulletin board or any other quotation medium.

DIVIDENDS

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

PENNY STOCK STATUS

If and when the Company develops a market for its common stock, it will be a  "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting,  disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.  Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.  Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.  Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.  The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

SALES OF UNREGISTERED SECURITIES

In 2007  the company issued 500,000 shares of restricted stock for services rendered or to be rendered in connection with the development of the company’s business plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2010 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2010.

Results of Operations

For the Years Ended December 31, 2010 and December 31, 2009

There was no revenue for the year ended December 31, 2010 or December 31, 2009 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2010 was $316 and $0 for the year ended December 31, 2009.

Interest expense and financing costs for the years ended December 31, 2010  and December 31, 2009 was $0

LIQUIDITY AND CAPITAL RESOURCES

In 2010, we raised $700 from the sale of our common stock .

We have incurred net losses since our inception of $391. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

We registerd for sale 200,000 shares of our common stock on a best efforts basis to provide us with up to $20,000 of additional capital.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal

Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

However, managements failure to provide its internal controls report in a timely manner rendered the filing as materially deficient. A materially deficient report precludes a company from using Registration Statements S-3, S-8 and causes the loss of availability of 144.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors and additional information concerning them are as follows:

Name

Age

Position

Peter Klamka

42

Chairman of the Board, CEO, President

Treasurer and Secretary.

Peter Klamka has served as our sole officer and director since inception. Since 1997, he has served as the sole officer and director of Cephas Holding Corp., a reporting issuer that produces mobile phone applications.  Since 2008, he has been an officer and director of Solar Acquisition Corp. a reporting issuer in the alternative energy industry. Solar Acquisition Corp. has operations but nominal revenues. From 2006 through 2008, he was on the Board of Directors of Phoenix Interests, Inc. a reporting issuer.  During the period of Mr. Klamka’s association with Phoenix Interests, Inc., the company had no revenue and no assets. From 2004 to 2007, he was an officer of GiraSolar Inc, a reporting issuer. He is involved in private businesses from time to time. None of these ventures compete directly or indirectly with the business activities of WTTJ. Mr. Klamka has stated he will not be an officer or director or a majority shareholder of any business related to Internet travel or gaming in Macau while he is the sole officer and director of WTTJ.

EMPLOYMENT AND CONSULTING AGREEMENTS

We have no employment or other written agreement with Peter Klamka, our President and Chief Executive Officer. Mr. Klamka. The Company believes that Mr. Klamka will continue to waive any salary for the foreseeable future, although no assurance thereof can be given.

Mr. Klamka is involved in other business ventures, including the ownership and management other private and public businesses.

We have no employment or other written agreement with Mr. Klamka.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (2)	500,000	98%
All Directors, Officers and Principal Stockholders as a Group	500,000	98%

1.)	The address of each shareholder is care of Solar Acquisition Corp at 215 Dino Drive, Ann Arbor, MI 48103 unless otherwise stated.
2.)	Peter Klamka, sole director and officer of WTTJ Corp., is a beneficial owner in Barton PK, LLC.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated June 3, 2006(1)

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2008, our principal accountants have billed approximately $1,500 (2010- $1,500) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

There were no fees billed during this fiscal period for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTTJ CORP.

Dated:    April 15, 2011

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

April 15, 2011

Secretary and

Chief Executive Officer

/s/ Peter Klamka

(Principal Executive

----------------------------

and Accounting Officer)

Peter Klamka

WTTJ CORP

FINANCIAL STATEMENTS

DECEMBER 31, 2010

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@cpa-ezxl.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

WTTJ, Inc.

I have audited the balance sheets of WTTJ, Inc., a development stage company,  as of December 31, 2010 and 2009 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and for the period May 16, 2007 (date of inception) through December 31, 2010.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of WTTJ, Inc., a development stage company, as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended and for the period May 17, 2007 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 12, 2011

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2010	2009

ASSETS

CURRENT
Cash	$ 800	$ -
Subscription receivable	-	-

TOTAL ASSETS	$ 800	$ -

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Due to shareholder	$ 3,116	$ -

TOTAL LIABILITIES	3,116	-

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 500,000(December 31, 2009 - 500,000)	75	75

Accumulated deficit during development stage	(2,391)	(75)

TOTAL STOCKHOLDER EQUITY	(2,316)	-

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 800	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(MAY 16, 2007) TO DECEMBER 31, 2010
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - May 16, 2007	-	-	-	-

Issuance of shares for cash	500,000	75	-	75

Net loss - December 31, 2007	-	-	(75)	(75)

Balance - December 31, 2007	500,000	75	(75)	-

Net loss - December 31, 2008	-	-	-	-

Balance - December 31, 2008	500,000	75	(75)	-

Net loss - December 31, 2009	-	-	-	-

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010	500,000	$ 75	$ (2,391)	$ (2,316)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31		TO DECEMBER
	2010	2009	31, 2010

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	2,316	-	2,391

Total Expenses	2,316	-	2,391

NET INCOME(LOSS)	$ (2,316)	$ -	$ (2,391)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	500,000	500,000

NET INCOME(LOSS) PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31		TO DECEMBER
	2010	2009	31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (2,316)	$ -	$ (2,391)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:
Subscription receivable	-	-	-

Net cash used in operating activities	(2,316)	-	(2,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	3,116	-	3,116
Issuance of common stock	-	-	75

Net cash provided by financing activities	3,116	-	3,191

INCREASE (DECREASE) IN CASH	800	-	800

CASH, Beginning of year	-	-	-

CASH, End of year	$ 800	$ -	$ 800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

WTTJ CORP. (the “Company”) was organized in the State of Michigan on May 16, 2007.  The Company’s primary business activity is to acquire or commence a commercially viable operation

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Codification Topic 915 (“ASC 915”).  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

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

As of December 31, 2010 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through December 31. 2009, the Company has had no operations.  As of December 31, 2009, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”).  “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2010 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$             391

                   Equity instruments issued for compensation

                 -

             Total deferred tax assets

               391

                   Less valuation allowance

           (391)

$          --====

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 5 – Related Party Transactions

The Company is presently funding its operating expense through the support of the majority shareholder.  These advances, which are non-interest bearing and due on demand, are considered temporary in nature.  The majority shareholder does not have a commitment to fund future operations.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company has limited need for office space. The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above transactions may not reflect the results had the terms and conditions been incurred with unrelated parties.

Note 6 – Financial Accounting Developments:

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

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 6 – Financial Accounting Developments:(continued)

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