Form 10-Q
period 2011-03-31
WTTJ CORP
filed 2011-05-16
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       Nox

The number of shares of Common Stock, $0.001 par value, outstanding on was 641,000 shares as of March 13, 2011.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited);
Statements of Opeartions for the three months March 31, 2011 and March 31, 2010 (unaudited) and from Inception May 16, 2007 to March 31, 2011;
Statement of Stockholders’ Deficit from Inception (May 16, 2007) March 31, 2011 (unaudited);
Statements of Cash Flows for the three months ended March 31, 2011 , and for the Period from Inception (May 16, 2007) to March 31, 2011 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended March 31, 2011  are not necessarily indicative of the results that can be expected for the full year.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 13,900	$ 800
Subscription receivable	-	-

TOTAL ASSETS	$ 13,900	$ 800

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Due to shareholder	$ 3,116	$ 3,116

TOTAL LIABILITIES	3,116	3,116

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 641,000(December 31, 2010 - 500,000)	14,175	75

RETAINED EARNINGS(DEFICIT)	(3,391)	(2,391)

TOTAL STOCKHOLDER EQUITY	10,784	(2,316)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 13,900	$ 800

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
			FROM
			INCEPTION
	THREE MONTHS ENDED		MAY 16, 2007
	MARCH 31,		TO MARCH 31,
	2011	2010	31, 2011

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	1,000	-	3,391

Total Expenses	1,000	-	3,391

NET INCOME(LOSS)	$ (1,000)	$ -	$ (3,391)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	513,655	500,000

NET INCOME(LOSS) PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO MARCH 31, 2011
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010	500,000	75	(2,391)	(2,316)

Issuance of stock for cash, March 2011, $.10 per share	141,000	14,100	-	14,100

Net loss - March 31, 2011			(1,000)	(1,000)

Balance - March 31, 2011	641,000	$ 14,175	$ (3,391)	$ 10,784

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	THREE MONTHS ENDED		MAY 16, 2007
	MARCH 31,		TO MARCH 31,
	2011	2010	31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (1,000)	$ -	$ (3,391)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	-
Changes in operating assets and liabilities:
Subscription receivable	-	-	-

Net cash used in operating activities	(1,000)	-	(3,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	3,116
Issuance of common stock	14,100	-	14,175

Net cash provided by financing activities	14,100	-	17,291

INCREASE (DECREASE) IN CASH	13,100	-	13,900

CASH, Beginning of period	800	-	-

CASH, End of period	$ 13,900	$ -	$ 13,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Since our inception through March 31, 2011, we have not generated any revenues and have incurred a net loss of $1,000. Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Description

Target Date

Estimated Expenses

Website Development

            June 2011

$30,000

Marketing materials

June 2011

$5,000

Translation services

Ongoing

$1,000

Travel Expense

Ongoing

$10,000

Marketing director

Ongoing

$40,000

Free lance writers

Ongoing

$1000

Offline advertising

July  2011

$10,000

Webmaster

           June   2011

$12,000

Airline liason

July 2011

$25,000

Hotel liason

July  2011

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated March 12, 2011 ; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March  31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We raised $14,100  from 24 investors in a private sale of our securities. These sales were exempt from registration and were made to accredited investors.

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

WTTJ Corp

By:/s/ Peter Klamka

Peter Klamka, President,

Chief Executive Officer

Chief Financial Officer

Date: May 16, 2011