Form 10-Q
period 2011-06-30
WTTJ CORP
filed 2011-08-19
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, $0.001 par value, outstanding on was 643,000 shares as of August 17, 2011.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited);
Statements of Operations for the three and six months June 30, 2011 and from inception May 16, 2007 (date of inception) through June 30, 2011 (unaudited)
Statement of Stockholders’ Deficit from inception (May 16, 2007) to June 30, 2011 (unaudited);

Statements of Cash Flows for the six months ended June 30, 2011  , and for the period from inception (May 16, 2007) to June 30, 2011  (unaudited) and May 16, 2007 (date of inception) through June 30, 2011 (unaudited);

Notes to Financial Statements (unaudited);

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011  are not necessarily indicative of the results that can be expected for the full year.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 4,093	$ 800
Subscription receivable	-	-

Total Current Assets	4,093	800

FIXED - AT COST
Computer equipment	2,353	-
Less: Accumulated depreciation	(235)	-

Net Fixed Assets	2,118	-

TOTAL ASSETS	6,211	800

LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Due to shareholder	$ 1,116	$ 1,116

TOTAL LIABILITIES	1,116	1,116

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 643,000(December 31, 2010 - 500,000)	14,375	75
RETAINED EARNINGS(DEFICIT)	(9,280)	(391)
TOTAL STOCKHOLDER EQUITY	5,095	(316)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 6,211	$ 800

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		MAY 16, 2007
	JUNE 30,		JUNE 30,		TO JUNE 30,
	2011	2010	2011	2010	2011

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	7,654	-	8,654	-	9,045

Total Expenses	7,654	-	8,654	-	9,045

NET INCOME(LOSS)	$ (7,654)	$ -	$ (8,654)	$ -	$ (9,045)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	642,890	500,000	579,192	500,000

NET INCOME(LOSS) PER SHARE	$ (0.01)	$ -	$ (0.01)	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO JUNE 30, 2011
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - December 31, 2010	-	-	(316)	(316)

Balance - December 31, 2010	500,000	75	(391)	(316)

Issuance of stock for cash	143,000	14,300	-	14,300

Net loss - June 30, 2011			(8,889)	(8,889)

Balance - June 30, 2011	643,000	$ 14,375	$ (9,280)	$ 5,095

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	SIX MONTHS ENDED		MAY 16, 2007
	JUNE 30,		TO JUNE 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (8,889)	$ -	$ (9,280)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	235		235
Changes in operating assets and liabilities:
Subscription receivable	-	-	-

Net cash used in operating activities	(8,654)	-	(9,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	1,116
Issuance of common stock	14,300	-	14,375
Net cash provided by financing activities	14,300	-	15,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,353)	-	(2,353)
Net cash used in investing activities	(2,353)	-	(2,353)

INCREASE (DECREASE) IN CASH	3,293	-	4,093

CASH, Beginning of period	800	-	-

CASH, End of period	$ 4,093	$ -	$ 4,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2011

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

Computer equipment

Computer equipment is recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

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

As of June 30, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through June 30, 2011, the Company has had no operations.  As of June 30, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of March 31, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$        8,889

                   Equity instruments issued for compensation

                 -

             Total deferred tax assets

          8,889

                   Less valuation allowance

        (8,889)

$          --====

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

During the three months ended March 31, 2011, the Company issued 141,000 shares of common stock for a cash consideration of $14,100 ($.10 per share).    During the three months ended June 30, 2011, the Company issued 2,000 shares of common stock for a cash consideration of $200.

Note 5 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.   We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-

increased competitive pressures from existing competitors and new entrants;

-

our ability to raise adequate working capital;

-

deterioration in general or regional economic conditions;

-

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

-

loss of customers or sales weakness;

-

inability to achieve sales levels or other operating results;

-

the unavailability of funds for capital expenditures; and

-

operational inefficiencies.

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

Since our inception through June 30, 2011, we have not generated any revenues and have incurred a net losses, resulting in accumulated deficit during development stage, in the amount of $9,280. Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Description

Target Date

Estimated Expenses

Website Development

            June 2011

$ 30,000

Marketing materials

June 2011

$   5,000

Translation services

Ongoing

$   1,000

Travel Expense

Ongoing

$ 10,000

Marketing director

Ongoing

$ 40,000

Free lance writers

Ongoing

$   1,000

Offline advertising

July  2011

$ 10,000

Webmaster

            June 2011

$ 12,000

Airline liason

July 2011

$ 25,000

Hotel liason

July  2011

$ 25,000

Social marketing expense

Ongoing

$ 12,000

Accounting/Auditing

Ongoing

$   5,000

Legal Expense

Ongoing

$ 15,000

Filing fees

Ongoing

$      500

Insurance

Ongoing

$   1,000

Office supplies

Ongoing

$   3,500

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated March 12,2011 ; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report", as filed with our annual report on Form 10-K, as filed with the Securities and Exchange Commission. Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We raised $14,300  from 25 investors in a private sale of our securities. These sales were exempt from registration and were made to accredited investors.

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

 Date: August 17, 2011

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

Dated:  August 17, 2011

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WTTJ Corp. (the "Registrant") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 17, 2011

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)