Form 10-Q
period 2011-09-30
WTTJ CORP
filed 2011-11-21
CIK 1498284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-137293

WTTJ Corp
(Exact name of small business issuer as specified in its charter)

Michigan	7370	27-1767418
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

17033 S. Dixie Highway,
Miami FL 33157
786-361-9751
 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on was 643,000 shares as of November 14, 2011.

Transitional Small Business Disclosure Format (check one): Yes   ☐   No ☐

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:	Page
Balance Sheets as of September 30 , 2011 (unaudited) and December 31, 2010 (audited);	3

Statements of Opeartions for the three months September 30, 2011 and December 31, 2010	4

Statement of Stockholders’ Deficit from Inception (May 16, 2007) to September 30, 2011 (unaudited);	5

Statements of Cash Flows for the three months ended September 30, 2011, and for the Period from Inception (May 16, 2007) to September 30, 2011 (unaudited);	6

Notes to Financial Statements;	7

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended September 30, 2011  are not necessarily indicative of the results that can be expected for the full year.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$209	$800
Subscription receivable	-	-

Total Current Assets	209	800

FIXED - AT COST
Computer equipment	2,353	-
Less: Accumulated depreciation	(353)	-

Net Fixed Assets	2,000	-

TOTAL ASSETS	2,209	800

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accounts payable	$1,500	$-
Due to shareholder	1,116	3,116

TOTAL LIABILITIES	2,616	3,116

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 643,000(December 31, 2010 - 500,000)	14,375	75

RETAINED EARNINGS(DEFICIT) DURING BUSINESS DEVELOPMENT STAGE	(14,782)	(2,391)

TOTAL STOCKHOLDER EQUITY	(407)	(2,316)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$2,209	$800

 Accompanying notes are the integral part of financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		MAY 16, 2007
	SEPTEMBER 30,		SEPTEMBER 30,		TO SEPTEMBER
	2011	2010	2011	2010	30, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	3,737	-	12,391	-	14,782

Total Expenses	3,737	-	12,391	-	14,782

NET INCOME(LOSS)	$(3,737)	$-	$(12,391)	$-	$(14,782)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	585,102	500,000	585,102	500,000

NET INCOME(LOSS) PER SHARE	$(0.01)	$-	$(0.02)	$-

 Accompanying notes are the integral part of financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO SEPTEMBER 30, 2011
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010	500,000	75	(2,391)	(2,316)

Issuance of stock for cash	143,000	14,300	-	14,300

Net loss - September 30, 2011			(12,391)	(12,391)

Balance - September 30, 2011	643,000	$14,375	$(14,782)	$(407)

 Accompanying notes are the integral part of financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	NINE MONTHS ENDED		MAY 16, 2007TO SEPTEMBER
	SEPTEMBER 30,		30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(12,391)	$-	$(14,782)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	353		353
Changes in operating assets and liabilities:
Accounts payable	(500)	-	1,500

Net cash used in operating activities	(12,538)	-	(12,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	1,116
Issuance of common stock	14,300	-	14,375

Net cash provided by financing activities	14,300	-	15,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,353)	-	(2,353)

Net cash used in investing activities	(2,353)	-	(2,353)

INCREASE (DECREASE) IN CASH	(591)	-	209

CASH, Beginning of period	800	-	-

CASH, End of period	$209	$-	$209

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 Accompanying notes are the integral part of financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
September 30, 2011
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

WTTJ CORP. (the “Company”) was organized in the State of Michigan on May 16, 2007.  The Company’s primary business activity is to acquire or commence a commercially viable operation

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement Standards Codification (“ASC”) Topic 915. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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
September 30, 2011
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

Computer equipment
Computer equipment is recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets, generally five (5) years.

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

As of September 30, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
September 30, 2011
(Unaudited)

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through September 30, 2011, the Company has had no operations.  As of September 30, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of September 30, 2011 are as follows:

Deferred tax assets:
Federal and state net operating loss	$14,782
Equity instruments issued for compensation	-
Total deferred tax assets	14,782
Less valuation allowance	(14,782)
$-

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

During the three months ended March 31, 2011, the Company issued 141,000 shares of common stock for a cash consideration of $14,100.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
September 30, 2011
(Unaudited)

Note 4 – Capital Stock Transactions:Continued

During the three months ended June 30, 2011, the Company issued 2,000 shares of common stock for a cash consideration of $200.

Note 5 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

 In December 2010, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangible – Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes which became effective for the Company beginning January 1, 2011 have not had an impact on the Company’s disclosures but may impact disclosures for future business combinations depending on acquisitions that are made in such periods.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
September 30, 2011
(Unaudited)

Note 5 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements(continued)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes will be effective for the first quarter filing of 2012. The adoption of this update will change the manner in which the Company presents comprehensive income in the future.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it

FORWARD-LOOKING STATEMENTS

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

Since our inception through September 30, 2011, we have not generated any revenues and have incurred a net loss of $14,782. Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Description	Target Date	Estimated Expenses
Website Development	October 2011	$30,000
Marketing materials	October 2011	$5,000
Translation services	Ongoing	$1,000
Travel Expense	Ongoing	$10,000
Marketing director	Ongoing	$40,000
Free lance writers	Ongoing	$1000
Offline advertising	November 2011	$10,000
Webmaster	October 2011	$12,000
Airline liason	November 2011	$25,000
Hotel liason	November 2011	$25,000
Social marketing expense	Ongoing	$12,000
Accounting/Auditing	Ongoing	$5000
Legal Expense	Ongoing	$15,000
Filing fees	Ongoing	$500
Insurance	Ongoing	$1000
Office supplies	Ongoing	$3500

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated March 12, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We raised $14,300  from 24 investors in a private sale of our securities. These sales were exempt from registration and were made to accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit number	Exhibit description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTTJ Corp

Date: November 21, 2011	By:	/s/ Peter Klamka
Peter Klamka, President,
Chief Executive Officer Chief Financial Officer