Form 10-K
period 2011-12-31
WTTJ CORP
filed 2012-03-30
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 1, 2012.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 638,000  as of March  1, 2011.

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

Barton PK, LLC, is our largest stockholder, holding beneficially, as of December 31 2011, approximately fifty percent of our outstanding shares. Through their share ownership, they are in a position to control Macau Gaming and to elect our entire board of directors.

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

EMPLOYEES

As of December 31, 2011, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2011 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2011.

Results of Operations

For the Years Ended December 31, 2011 and December 31, 2010

There was no revenue for the year ended December 31, 2011 or December 31, 2010 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2011 was $316 and $0 for the year ended December 31, 2010.

Interest expense and financing costs for the years ended December 31, 2011 and December 31, 2010 was $0

LIQUIDITY AND CAPITAL RESOURCES

In 2011, we raised $14,300 from the sale of our common stock .

We have incurred net losses since our inception of $17,040. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

We registered for sale 200,000 shares of our common stock on a best efforts basis to provide us with up to $20,000 of additional capital.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal

Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

43

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

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated May 16, 2007(1)

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2011, our principal accountants have billed approximately $1,500 (2010- $1,500) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings.

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

Dated: March 30, 2012

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

March 30, 2012

Secretary and

Chief Executive Officer

/s/ Peter Klamka

(Principal Executive

----------------------------

and Accounting Officer)

Peter Klamka

WTTJ CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2011

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

WTTJ CORP.

I have audited the balance sheets of WTTJ CORP. as of December 31, 2011 and 2010 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period May 16, 2007 (date of inception) through December 31, 2011. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Plaster Caster, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period May 16, 2007 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

January 13, 2012

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

CURRENT
Cash	$ 3	$ 800
Subscription receivable	-	-
Total Current Assets	3	800

FIXED - AT COST
Computer equipment	2,353	-
Less: Accumulated depreciation	(335)	-

Net Fixed Assets	2,018	-

TOTAL ASSETS	2,021	800

LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Accounts payable	$ 3,500	$ -
Due to shareholder	1,186	3,116

TOTAL LIABILITIES	4,686	3,116

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 643,000 (December 31, 2010 - 500,000)	14,375	75
RETAINED EARNINGS(DEFICIT)	(17,040)	(2,391)

TOTAL STOCKHOLDER EQUITY	(2,665)	(2,316)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 2,021	$ 800

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31,		TO DECEMBER
	2011	2010	31, 2011

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	14,649	2,316	17,040

Total Expenses	14,649	2,316	17,040

NET INCOME(LOSS)	$ (14,649)	$ (2,316)	$ (17,040)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	621,406	500,000

NET INCOME(LOSS) PER SHARE	$ (0.02)	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (14,649)	$ (2,316)	$ (17,040)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	335		335
Changes in operating assets and liabilities:
Accounts payable	1,500	-	3,500
Net cash used in operating activities	(12,814)	(2,316)	(13,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	70	3,116	1,186
Issuance of common stock	14,300	-	14,375
Net cash provided by financing activities	14,370	3,116	15,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,353)	-	(2,353)
Net cash used in investing activities	(2,353)	-	(2,353)

INCREASE (DECREASE) IN CASH	(797)	800	3

CASH, Beginning of period	800	-	-
CASH, End of period	$ 3	$ 800	$ 3

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO DECEMBER 31, 2011
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010	500,000	75	(2,391)	(2,316)

Issuance of stock for cash	143,000	14,300	-	14,300

Net loss - December 31, 2011			(14,649)	(14,649)

Balance - December 31, 2011	643,000	$ 14,375	$ (17,040)	$ (2,665)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

WTTJ CORP. (the “Company”) was organized in the State of Michigan on May 16, 2007.  The Company’s primary business activity is to acquire or commence a commercially viable operation

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification No. 915 “Development Stage Entities”(“ASC 915”).  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Computer Equipment:

Computer equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset.

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

As of December 31, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through December 31. 2011, the Company has had limited operations.  As of December 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$

        17,040

                   Equity instruments issued for compensation

                  -

             Total deferred tax assets

                       17,040

                   Less valuation allowance

                      (17,040)

$                      --====

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

During the year the Company issued 143,000 shares of common stock for cash totaling $14,300.

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

Note 6 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements

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

Note 6 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements

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