Form 10-Q
period 2012-03-31
WTTJ CORP
filed 2012-05-07
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X     No

The number of shares of Common Stock, $0.001 par value, outstanding on was 651,000 shares as of May 3, 2012.

Transitional Small Business Disclosure Format (check one): Yes  X   No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited);
Statements of Operations for the three months March 31, 2012 and 2011 and from inception(May 16, 2007) to March 31, 2012
Statement of Stockholders’ Deficit from December 31, 2009 to March 31, 2012 (unaudited);
Statements of Cash Flows for the three months ended March 31, 2012 and 2011 , and for the Period from Inception (May 16, 2007) to March 31, 2012 (unaudited);
Notes to Financial Statements;

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS	(UNAUDITED)	(AUDITED)

CURRENT
Cash	$ 29	$ 3
Subscription receivable	-	-

Total Current Assets	29	3
FIXED - AT COST
Computer equipment	2,353	2,353
Less: Accumulated depreciation	(453)	(335)

Net Fixed Assets	1,900	2,018

TOTAL ASSETS	1,929	2,021

LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Accounts payable	$ 3,300	$ 3,500
Due to shareholder	2,086	1,186

TOTAL LIABILITIES	5,386	4,686

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 651,000 (December 31, 2011 - 651,000)	14,375	14,375
Deficit during development stage	(17,832)	(17,040)
TOTAL STOCKHOLDER EQUITY	(3,457)	(2,665)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 1,929	$ 2,021

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
			FROM
			INCEPTION
	THREE MONTHS ENDED		MAY 16, 2007
	MARCH 31,		TO MARCH
	2012	2011	31, 2012

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	792	1,000	17,832

Total Expenses	792	1,000	17,832

NET INCOME(LOSS)	$ (792)	$ (1,000)	$ (17,832)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	651,000	513,655

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO MARCH 31, 2012
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	$ 75	$ (75)	$ -

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010	500,000	75	(2,391)	(2,316)

Issuance of stock for cash	151,000	14,300	-	14,300

Net loss - December 31, 2011	-	-	(14,649)	(14,649)

Balance - December 31, 2011	651,000	14,375	(17,040)	(2,665)

Net loss - March 31, 2012	-	-	(792)	(792)

Balance - March 31, 2012	651,000	$ 14,375	$ (17,832)	$ (3,457)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	THREE MONTHS ENDED		MAY 16, 2007
	MARCH 31,		TO MARCH 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (792)	$ (1,000)	$ (17,832)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	118		453
Changes in operating assets and liabilities:
Accounts payable	(200)	-	3,300

Net cash used in operating activities	(874)	(1,000)	(14,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	900	-	2,086
Issuance of common stock	-	14,100	14,375

Net cash provided by financing activities	900	14,100	16,461
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	-	(2,353)

Net cash used in investing activities	-	-	(2,353)

INCREASE (DECREASE) IN CASH	26	13,100	29

CASH, Beginning of period	3	800	-

CASH, End of period	$ 29	$ 13,900	$ 29
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2012

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

As of March 31, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through March 31, 2012, the Company has had limited operations.  As of March 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of March 31, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$

        17,832

                   Equity instruments issued for compensation

                  -

             Total deferred tax assets

                       17,832

                   Less valuation allowance

                      (17,832)

$                      --====

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

During 2011 the Company issued 151,000 shares of common stock for cash totaling $14,300.

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

Note 6 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

increased competitive pressures from existing competitors and new entrants;

•

our ability to raise adequate working capital;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

loss of customers or sales weakness;

•

inability to achieve sales levels or other operating results;

•

the unavailability of funds for capital expenditures; and

•

operational inefficiencies.

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

Since our inception through March 31, 2012, we have not generated any revenues and have incurred a net loss of $17,832  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

PLAN OF OPERATIONS

Our current plan of operations is to engage in the business of operating an Internet website with an emphasis on content related to travel to Macau.  Over the next twelve months we anticipate spending $196,000 on developing our website and building a management team.

We estimate that our expenses over the next 12 months (beginning in October 2011) will be approximately $196,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description

Target Date

Estimated Expenses

Website Development

June 2012

$30,000

Marketing materials

June 2012

$5,000

Translation services

Ongoing

$1,000

Travel Expense

Ongoing

$10,000

Marketing director

Ongoing

$40,000

Free lance writers

Ongoing

$1000

Offline advertising

July  2012

$10,000

Webmaster

June 2012

$12,000

Airline liason

July 2012

$25,000

Hotel liason

July  2012

$25,000

Social marketing expense

Ongoing

$12,000

Accounting/Auditing

Ongoing

$5000

Legal Expense

Ongoing

$15,000

Filing fees

Ongoing

$500

Insurance

Ongoing

$1000

Office supplies

Ongoing

$3500

We forecast that we will hire 4 individuals during the next twelve months.  Mr. Klamka will remain the sole officer and director.  We intend to hire a webmaster, a marketing director, an airline liaison and a hotel liaison.

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

We will look to establish revenues immediately after completing our build out which we estimate will be completed in July 2012.  We believe that we will be able to appeal to advertisers once we have a completed website. We can also sign up for services such as Google’s  Adsense which is generally open for admission by websites such as ours. Google’s Adsense pays fees on a pay per click basis to websites. There is no guarantee that anyone will click on these advertisements and we have not made any application to Google’s Adsense program at this time.  There is no guarantee that if a application is made that Macau4you.com will be accepted into the Google Adsense program.

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated March 12, 2012 ; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March  31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We raised $14,300 from 29 investors in a private sale of our securities. These sales were exempt from registration and were made to accredited investors.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

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

Date: May 7, 2012