Form 10-Q
period 2012-06-30
WTTJ CORP
filed 2012-08-10
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, $0.001 par value, outstanding on was 654,000 shares as of July 31, 2012.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited);
Statements of Operations for the three and six months June 30, 2012 2011 and for the Period from inception(May 16, 2007) to June 30, 2012
Statement of Stockholders’ Deficit from Inception (May 16, 2007) June 30, 2012 (unaudited);
Statements of Cash Flows for the six months ended June 30, 2012 and 2011 , and for the Period from Inception (May 16, 2007) to June 30, 2012 (unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended June 30, 2012  are not necessarily indicative of the results that can be expected for the full year.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2012	2011
ASSETS	(UNAUDITED)	(AUDITED)

CURRENT
Cash	$ 9	$ 3
Subscription receivable	-	-

Total Current Assets	9	3

FIXED - AT COST
Computer equipment	2,353	2,353
Less: Accumulated depreciation	(570)	(335)

Net Fixed Assets	1,783	2,018

TOTAL ASSETS	1,792	2,021

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 2,650	$ 3,500
Due to shareholder	3,436	1,186

TOTAL LIABILITIES	6,086	4,686

STOCKHOLDERS' EQUITY
Commons shares, no par value, authorized - 4,000,000
- issued and outstanding - 654,000 (December 31, 2011 - 651,000)	14,675	14,375
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(18,969)	(17,040)

TOTAL STOCKHOLDERS' EQUITY	(4,294)	(2,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,792	$ 2,021

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		MAY 16, 2007
	JUNE 30,		JUNE 30,		TO JUNE 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	1,137	7,654	1,929	8,654	18,969

Total Expenses	1,137	7,654	1,929	8,654	18,969

NET INCOME(LOSS)	$ (1,137)	$ (7,654)	$ (1,929)	$ (8,654)	$ (18,969)

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	652,500	642,890	651,000	579,192

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO JUNE 30, 2012
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009 (Audited)	500,000	$ 75	$ (75)	$ -

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010 (Audited)	500,000	75	(2,391)	(2,316)

Issuance of stock for cash	151,000	14,300	-	14,300

Net loss - December 31, 2011	-	-	(14,649)	(14,649)

Balance - December 31, 2011 (Audited)	651,000	14,375	(17,040)	(2,665)

Issuance of stock for cash	3,000	300	-	300

Net loss - June 30, 2012	-	-	(1,929)	(1,929)

Balance - June 30, 2012 (Unaudited)	654,000	$ 14,675	$ (18,969)	$ (4,294)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	SIX MONTHS ENDED		MAY 16, 2007
	JUNE 30,		TO JUNE 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (1,929)	$ (8,889)	$ (18,969)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	235	235	570
Changes in operating assets and liabilities:
Accounts payable	(850)		2,650
Net cash used in operating activities	(2,544)	(8,654)	(15,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,353)	(2,353)
Net cash used in investing activities	-	(2,353)	(2,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	2,250	-	3,436
Issuance of common stock	300	14,300	14,675
Net cash provided by financing activities	2,550	14,300	18,111

INCREASE (DECREASE) IN CASH	6	3,293	9

CASH, Beginning of period	3	800	-

CASH, End of period	$ 9	$ 4,093	$ 9

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2012

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these interim financial statements include all items that are necessary in order to make them not misleading. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

As of June 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through June 30, 2012, the Company has had limited operations.  As of June 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of June 30, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$

        18,969

                   Equity instruments issued for compensation

                  -

             Total deferred tax assets

                       18,969

                   Less valuation allowance

                      (18,969)

$                      --====

Note 4 – Capital Stock Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

During 2011 the Company issued 151,000 shares of common stock for cash totaling $14,300.

In May 2012 the Company issued 3,000 shares of common stock for a cash consideration of $300.

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

Note 6 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

Note 6 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements(continued)

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Since our inception through June 30, 2011, we have not generated any revenues and have incurred a net loss of $18,969  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Description

Target Date

Estimated Expenses

Website Development

September 2012

$30,000

Marketing materials

September 2012

$5,000

Translation services

Ongoing

$1,000

Travel Expense

Ongoing

$10,000

Marketing director

Ongoing

$40,000

Free lance writers

Ongoing

$1,000

Offline advertising

October 2012

$10,000

Webmaster

           September 2012

$12,000

Airline liason

September 2012

$25,000

Hotel liason

September  2012

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We raised $15,400  from 29 investors in a private sale of our securities. These sales were exempt from registration and were made to accredited investors.

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

Date: August 10, 2012