Form 10-K/A
period 2011-12-31
WTTJ CORP
filed 2012-09-21
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Competition

We face intense competition. We compete for advertising dollars with large Internet portal sites, such as America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. We compete with search engines like Google and Yahoo! Search that offer pay-per-click listings. We compete with travel meta-search engines and online travel deal publishers. We compete with large online travel agencies like Expedia and Priceline that also offer advertising placements. In addition, we compete with newspapers, magazines and other traditional media companies that operate Web sites which provide advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter our market. We believe that the primary competitive factors are price and performance.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (2)	500,000	98%
All Directors, Officers and Principal Stockholders as a Group	500,000	98%

1.)	Peter Klamka, sole director and officer of WTTJ Corp., is a beneficial owner in Barton PK, LLC.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Since our incorporation on May 16. 2007, Peter Klamka has been our President, Chief Executive Officer, Chief Financial Officer and a director. We have no formal employment or consulting agreement with Mr. Klamka.

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (1)	500,000	98%
All Directors, Officers and Principal Stockholders as a Group	500,000	98%

1.)	Peter Klamka, sole director and officer of WTTJ Corp., is a beneficial owner in Barton PK, LLC.

EQUITY COMPENSATION PLANS

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Peter Klamka, our sole officer and director has loaned the company $3,436.00 to date. There is no written agreement and no fixed repayment terms between the company and Mr. Klamka for these funds.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2011, our principal accountants have billed approximately $1,500 (2010- $1,500) for the audit of our annual financial statements and Form 10-K and review of interim financial statements included in our Form 10-Q filings.

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

PART IV

Item 15:  Exhibits to this Form 10-K:

3.1

Articles of incorporation filed August 13, 2010 on Form 10-12G

3.2

By-Laws(1) filed August 13 2010 on Form 10-12G.

31.1

Certification

32.1

Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTTJ CORP.

Dated:

September 21, 2012

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

September 21, 2012

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

January 13, 2012

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
	(Audited)	(Audited)
ASSETS

CURRENT
Cash	$ 3	$ 800
Subscription receivable	-	-

Total Current Assets	3	800

FIXED - AT COST
Computer equipment	2,353	-
Less: Accumulated depreciation	(335)	-

Net Fixed Assets	2,018	-

TOTAL ASSETS	2,021	800

LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Accounts payable	$ 3,500	$ -
Due to shareholder	1,186	1,116

TOTAL LIABILITIES	4,686	1,116

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 643,000(December 31, 2010 - 500,000)	14,375	75

RETAINED EARNINGS(DEFICIT)	(17,040)	(391)

TOTAL STOCKHOLDER EQUITY	(2,665)	(316)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 2,021	$ 800

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO DECEMBER 31, 2011

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	75	(75)	-

Net loss - December 31, 2010	-	-	(316)	(316)

Balance - December 31, 2010	500,000	75	(391)	(316)

Issuance of stock for cash	143,000	14,300	-	14,300

Net loss - December 31, 2011			(16,649)	(16,649)

Balance - December 31, 2011	643,000	$ 14,375	$ (17,040)	$ (2,665)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31,		TO DECEMBER
	2011	2010	31, 2011

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	16,649	316	17,040

Total Expenses	16,649	316	17,040

NET INCOME(LOSS)	$ (16,649)	$ (316)	$ (17,040)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	621,406	500,000

NET INCOME(LOSS) PER SHARE	$ (0.03)	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (16,649)	$ (316)	$ (17,040)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	335		335
Changes in operating assets and liabilities:
Accounts payable	3,500	-	3,500

Net cash used in operating activities	(12,814)	(316)	(13,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	70	1,116	1,186
Issuance of common stock	14,300	-	14,375
Net cash provided by financing activities	14,370	1,116	15,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,353)	-	(2,353)

Net cash used in investing activities	(2,353)	-	(2,353)

INCREASE (DECREASE) IN CASH	(797)	800	3

CASH, Beginning of period	800	-	-

CASH, End of period	$ 3	$ 800	$ 3

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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