Form 10-Q
period 2012-09-30
WTTJ CORP
filed 2013-01-31
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, $0.001 par value, outstanding on was 654,000 shares as of January 15, 2013.

Transitional Small Business Disclosure Format (check one): Yes      No X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited);
Statements of Operations for the three and nine months September 30, 2012 and 2011 and for the Period from inception(May 16, 2007) to September 30, 2012
Statement of Stockholders’ Deficit from Inception (May 16, 2007) to September 30, 2012 (unaudited);
Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 , and for the Period from Inception (May 16, 2007) to September 30, 2012 (unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS	(UNAUDITED)	(AUDITED)
CURRENT
Cash	$ 9	$ 3
Subscription receivable	-	-

Total Current Assets	9	3
FIXED - AT COST
Computer equipment	2,353	2,353
Less: Accumulated depreciation	(687)	(335)

Net Fixed Assets	1,666	2,018

TOTAL ASSETS	1,675	2,021

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 2,950	$ 3,500
Due to shareholder	3,736	1,186

TOTAL LIABILITIES	6,686	4,686
STOCKHOLDERS' EQUITY
Preferred shares, no par value, authorized - 1,000,000
- issued and outstanding - none	-	-
Commons shares, no par value, authorized - 4,000,000
- issued and outstanding - 654,000 (December 31, 2011 - 651,000)	14,675	14,375
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(19,686)	(17,040)

TOTAL STOCKHOLDERS' EQUITY	(5,011)	(2,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,675	$ 2,021

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		MAY 16, 2007
	SEPTEMBER 30,		SEPTEMBER 30,		TO SEPTEMBER 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	717	3,737	2,646	12,391	19,686

Total Expenses	717	3,737	2,646	12,391	19,686

NET INCOME(LOSS)	$ (717)	$ (3,737)	$ (2,646)	$ (12,391)	$ (19,686)

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	656,804	585,102	652,051	585,102

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO SEPTEMBER 30, 2012

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009 (Audited)	500,000	$ 75	$ (75)	$ -

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010 (Audited)	500,000	75	(2,391)	(2,316)

Issuance of stock for cash	151,000	14,300	-	14,300

Net loss - December 31, 2011	-	-	(14,649)	(14,649)

Balance - December 31, 2011 (Audited)	651,000	14,375	(17,040)	(2,665)

Issuance of stock for cash, May 2012	3,000	300	-	300

Net loss - September 30, 2012	-	-	(2,646)	(2,646)

Balance - September 30, 2012 (Unaudited)	654,000	$ 14,675	$ (19,686)	$ (5,011)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	NINE MONTHS ENDED		MAY 16, 2007
	SEPTEMBER 30,		TO SEPTEMBER 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (2,646)	$ (12,391)	$ (19,686)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	352	353	687
Changes in operating assets and liabilities:
Accounts payable	(550)	(500)	2,950
Net cash used in operating activities	(2,844)	(12,538)	(16,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,353)	(2,353)
Net cash used in investing activities	-	(2,353)	(2,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	2,550	-	3,736
Issuance of common stock	300	14,300	14,675
Net cash provided by financing activities	2,850	14,300	18,411

INCREASE (DECREASE) IN CASH	6	(591)	9

CASH, Beginning of period	3	800	-

CASH, End of period	$ 9	$ 209	$ 9

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2012

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

As of September 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through September 30, 2012, the Company has had limited operations.  As of September 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of September 30, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$

        19,686

                   Equity instruments issued for compensation

                  -

             Total deferred tax assets

                       19,686

                   Less valuation allowance

                      (19,686)

$                      --====

Note 4 – Capital Stock :

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of September 30, 2012.

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

Since our inception through September 30, 2012, we have not generated any revenues and have incurred a net loss of $19,686.  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 31, 2013

BY: /s/ Peter Klamka

Chief Financial Officer

Date: January 31, 2013