Form 10-K
period 2012-12-31
WTTJ CORP
filed 2013-05-03
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 333-137293

WTTJ CORP.

(Name of small business issuer in its charter)

                                  Michigan

   27-1767418

(State or other jurisdiction                                       (I.R.S. Employer

                     of incorporation or organization)

           Identification No.)

17033 S. Dixie Highway Miami, FL 33157

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (786) 361-9751

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 1, 2013.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 654,000 as of May  1, 2013.

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

Business

The Company has a plan of operations to engage in the business of the promotion of travel services for Americans to gambling casinos in Macau through a website.

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

Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to the Macau Government Tourist Office in its report Global Indicators publishing in January 2010, casinos in Macau generated approximately $15 billion in gaming revenue in 2009.

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

We will require a minimum of $200,000 to complete our website and market it to consumers and potential advertising partners. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from our shareholder and from public and private equity offerings. Our ability to access capital will depend on reaching certain milestones in our business plan such as attracting a sizable number of viewers. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

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

Barton PK, LLC, is our largest stockholder, holding beneficially, as of December 31 2012, approximately fifty percent of our outstanding shares. Through their share ownership, they are in a position to control Macau Gaming and to elect our entire board of directors.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the over-the-counter bulletin board under the Symbol WTTJ.OB.  The stock is currently not trading.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Results of Operations

For the Years Ended December 31, 2012 and December 31, 2011

There was no revenue for the year ended December 31, 2012 or December 31, 2011 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2012 was $6,164 and $14,649 for the year ended December 31, 2011.

Interest expense and financing costs for the years ended December 31, 2012 and December 31, 2011 were $0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2012 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 10, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment. PM joined  into the registered firm of Drake and Klein CPAs PA, as stated in (2) below.

PM's report on the financial statements for the years ended December 31, 2011 and 2010, and for the period May 16, 2007 (date of inception) through December 31, 2011contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2011 and 2010 and including its review of financial statements of the quarterly periods through September 30, 2011 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period January 10, 2013 (the date of decline to stand for re-appointment of the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

We have authorized PM to respond fully to the inquiries of the successor accountant

During the years ended December 31, 2011 and 2010 and the interim period through January 10, 2013, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to PM prior to the date of the filing of this Report and requested that PM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

On January 10, 2013, the Company engaged DKM Certified Public accountants (“DKM”) of Clearwater, Florida, as its new registered independent public accountant. During the years ended December 31, 2011 and 2010 and prior to January 10, 2013 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

 Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2012), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 due to material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses relate to the lack of segregation of duties in our financial reporting process and our lack of a separately designated audit committee.  To remedy these material weaknesses, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow and to add independent directors as necessary.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.

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

44

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

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board meeting that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Barton PK, LLC, is our largest stockholder, approximately fifty percent of our outstanding shares.

Peter C. Klamka, our sole officer and director, is the managing partner of Barton PK, LLC of which the members are two members of Mr. Klamka’s family and the Peter Klamka Revocable Trust.

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007 to Barton PK LLC which is controlled by are President Peter C. Klamka .

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated June 3, 2006(1)

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2012, our principal accountants have billed approximately

$4,300

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

Dated: May 3, 2013

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Peter Klamka

(Principal Executive

----------------------------

and Accounting Officer)

May 3, 2013

Peter Klamka

DKM CERTIFIED PUBLIC ACCOUNTANTS	2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WTTJ Corp.

We have audited the accompanying balance sheet of WTTJ Corp. (a development stage company) as of December 31, 2012, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and the period from Inception (May 16, 2007) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on January 13, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WTTJ Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from Inception (May 16, 2007) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

May 3, 2013

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS
CURRENT
Cash	$ 3,009	$ 3

Total Current Assets	3,009	3

FIXED - AT COST
Computer equipment	2,353	2,353
Less: Accumulated depreciation	(805)	(335)

Net Fixed Assets	1,548	2,018

TOTAL ASSETS	$ 4,557	$ 2,021

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 6,350	$ 3,500
Due to shareholder	6,736	1,186
TOTAL CURRENT LIABILITIES	13,086	4,686
TOTAL LIABILITIES	13,086	4,686

STOCKHOLDERS' EQUITY
Preferred Shares, no par value, authorized 1,000,000, 0 issued
Commons shares, no par value, authorized - 4,000,000 (1,000,000 December 31, 2011)
- issued and outstanding - 654,000(December 31, 2011 - 651,000(Adj.))	14,675	14,375
RETAINED EARNINGS(DEFICIT) DURING DEVELOPMENT STAGE	(23,204)	(17,040)

TOTAL STOCKHOLDERS' EQUITY	(8,529)	(2,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,557	$ 2,021

The auditors' report and accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31,		TO DECEMBER
	2012	2011	31, 2012

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	6,164	14,649	23,204

Total Expenses	6,164	14,649	23,204

NET INCOME(LOSS)	$ (6,164)	$ (14,649)	$ (23,204)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (2011 Adj.)	653,000	628,910

NET INCOME(LOSS) PER SHARE	$ (0.01)	$ (0.02)

The auditors' report and accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			FROM
			INCEPTION
	YEAR ENDED		MAY 16, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (6,164)	$ (14,649)	$ (23,204)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	470	335	805
Changes in operating assets and liabilities:
Accounts payable	2,850	1,500	6,350
Net cash used in operating activities	(2,844)	(12,814)	(16,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	5,550	70	6,736
Issuance of common stock	300	14,300	14,675

Net cash provided by financing activities	5,850	14,370	21,411

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,353)	(2,353)

Net cash used in investing activities	-	(2,353)	(2,353)

INCREASE (DECREASE) IN CASH	3,006	(797)	3,009

CASH, Beginning of period	3	800	-

CASH, End of period	$ 3,009	$ 3	$ 3,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The auditors' report and accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO DECEMBER 31, 2012

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	500,000	$ 75	$ (75)	$ -

Net loss - December 31, 2010	-	-	(2,316)	(2,316)

Balance - December 31, 2010	500,000	75	(2,391)	(2,316)

Issuance of stock for cash (Adj.)	151,000	14,300	-	14,300

Net loss - December 31, 2011	-	-	(14,649)	(14,649)

Balance - December 31, 2011 (Adj.)	651,000	14,375	(17,040)	(2,665)

Issuance of stock for cash, May 2012	3,000	300	-	300

Net loss - December 31, 2012	-	-	(6,164)	(6,164)

Balance - December 31, 2012	654,000	$ 14,675	$ (23,204)	$ (8,529)

The auditors' report and accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2012

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

As of December 31, 2012 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through December 31, 2012, the Company has had limited operations.  As of December 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income tax provision/(benefit)

                  Income tax benefit at federal and state rates                               (38)%

                  Less valuation allowance                                                             38%

                  Income tax benefit recorded                                                           0%

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$

        23,204

                   Equity instruments issued for compensation

                  -

             Total deferred tax assets

                       23,204

                   Less valuation allowance

                      (23,204)

$                      --====

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2012 the Company has net operating loss carry forwards that start expiring in 2027.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2012. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2012.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of December 31, 2012.

Transactions:

The Company issued 500,000 shares of common stock for a cash consideration of $75 in 2007.

During 2011 the Company issued 151,000 shares of common stock for cash totaling $14,300.  The amount recorded in the original December 31, 2011 Form 10-K was 143,000 shares.  During the first quarter of 2012, the typographical error was recognized in the total number of shares reported.  The additional 8,000 shares previously issued were reported in the Financial Statements and corresponding notes from that point forward.  Changes to previously filed numbers are noted as adjusted (Adj.) in prior periods on the face of the current financial statements where applicable.

In May of 2012 the Company issued 3,000 shares of common stock for a cash consideration of $300.

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

Note 7 - Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.