Form 10-Q
period 2013-03-31
WTTJ CORP
filed 2013-05-20
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Miami, FL 33157

786-361-9751

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  X  No

The number of shares of Common Stock, no par value, outstanding on was 654,000 shares as of May 17, 2013.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited);
Statements of Operations for the three months March 31, 2013 and December 31, 2012
Statement of Stockholders’ Deficit from Inception (May 16, 2007) March 31, 2013 (unaudited);
Statements of Cash Flows for the three months ended March 31, 2013, and for the Period from Inception (May 16, 2007) to March 31, 2013 (unaudited);
Notes to Financial Statements;

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS	(UNAUDITED)	(AUDITED)
CURRENT
Cash	$ 5	$ 3,009
Subscription receivable	-	-
Total Current Assets	5	3,009
FIXED - AT COST
Computer equipment	2,353	2,353
Less: Accumulated depreciation	(923)	(805)
Net Fixed Assets	1,430	1,548
TOTAL ASSETS	1,435	4,557
LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Accounts payable	$ 6,600	$ 6,350
Due to shareholder	3,752	6,736
Current Liabilities	10,352	13,086
TOTAL LIABILITIES	10,352	13,086
STOCKHOLDER EQUITY
Preferred shares, no par value - authorized - 1,000,000 issued - 0(December 31, 2012 - 0) Commons shares, no par value, authorized - 4,000,000
issued and outstanding - 654,000 (December 31, 2012 - 654,000)	14,675	14,675
Deficit during development stage	(23,592)	(23,204)

TOTAL STOCKHOLDER EQUITY	(8,917)	(8,529)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 1,435	$ 4,557

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
			FROM
			INCEPTION
	THREE MONTHS ENDED		MAY 16, 2007
	MARCH 31,		TO MARCH
	2013	2012	31, 2013

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	388	792	23,592

Total Expenses	388	792	23,592

NET INCOME(LOSS)	$ (388)	$ (792)	$ (23,592)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	654,000	651,000

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	THREE MONTHS ENDED		MAY 16, 2007
	MARCH 31,		TO MARCH 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (388)	$ (792)	$ (23,592)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Depreciation	118	118	923
Changes in operating assets and liabilities:
Accounts payable	250	(200)	6,600
Net cash used in operating activities	(20)	(874)	(16,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from an officer	(2,984)	900	3,752
Issuance of common stock	-	-	14,675

Net cash provided by financing activities	(2,984)	900	18,427

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	-	(2,353)

Net cash used in investing activities	-	-	(2,353)

INCREASE (DECREASE) IN CASH	(3,004)	26	5

CASH, Beginning of period	3,009	3	-

CASH, End of period	$ 5	$ 29	$ 5

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2013

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

WTTJ CORP. (the “Company”) was organized in the State of Michigan on May 16, 2007.  The Company’s primary plan of operations  is to promote travel services for Americans to gambling casinos in Macau through a website

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on May 3, 2013.

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

As of March 31, 2013 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through March 31, 2013, the Company has had limited operations.  As of March 31, 2013, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

ASC Codification Topic 740 for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. All years since inception are open to IRS audit

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the  Company's  deferred  tax liabilities and assets as of March 31, 2013 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

 $                     23,592

                   Equity instruments issued for compensation                              -

             Total deferred tax assets

                        23,592

                   Less valuation allowance

                      (23,592)

$                          0

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of March 31, 2013.

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

Note 7 – Subsequent Events

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

Forward Looking Statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of WTTJ  CORP  for the period ended March 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

(a)	an abrupt economic change resulting in an unexpected downturn in demand;
(b)	governmental restrictions or excessive taxes on land;
(c)	over-abundance of companies developing commercial properties to lease space or sell the developed building;
(d)	economic resources to support the development of our projects;

(e)	expansion plans, access to potential clients, and advances in technology; and
(f)	lack of working capital that could hinder the land acquisition for development of our projects.

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Background Overview

WTTJ Inc. (“The Company”) was incorporated in Michigan on May 16, 2007. The Company’s fiscal year end is December 31.  We were inactive until May 1, 2010 when we began implemented our plan of operations.  The Company has never been in bankruptcy or receivership.

The Company has a plan of operations to engage in the business of the promotion of travel services for Americans to gambling casinos in Macau through a website We plan on launching a website which will be a collection of news feeds related to travel and gaming opportunities in Macau, China.  We expect that we will build out our website to have additional features for our projected audience of travelers.

Our plan of operations is to build a website to be a site on the Internet for Americans interested in traveling to Macau for recreational gaming at the casinos.

Since our inception through March 31, 2013, we have not generated any revenues and have incurred a net loss of $23,592.  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations – Continuing Operations

Operating expenses were $388 and $792 for the three months ended March 31, 2013 and 2012, respectively. The decrease was due to general and administration expenses decrease.

Liquidity & Capital Resources

The Company had cash of $5, and accumulated deficit of $23,592

For the three months ended March 31, 2013, net cash used by operating activities was $ 20 ~~3,004~~ . During the three months ended March 31, 2013, there were no cash flows from investing activities and $ 2,984 ~~3,004~~ of cash out flows from financing activities, resulting from the repayment of advances from a current stockholder.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from our new operations, pay debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from new operations and raising additional funds from private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecasted, and that best estimates may routinely require adjustment.

The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Presentation. The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Fair Value Instruments. The Company’s balance sheets include the following financial instruments: cash, assets and liabilities of discontinued operations, and notes payable to shareholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Income Taxes.

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method. Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the leasing business have been reclassified as a discontinued operation for all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

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

Date: May 20, 2013