Form 10-Q
period 2013-06-30
WTTJ CORP
filed 2015-07-28
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited);
Statements of Operations for the three and six months June 30, 2013 and 2012, and for the Period from Inception (May 16, 2007) to June 30, 2013 (unaudited);
Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, and for the Period from Inception (May 16, 2007) to June 30, 2013 (unaudited);
Notes to

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ 3	$ 3,009
Total current assets	3	3,009

Fixed assets, Net		1,548

Total assets	$ 3	$ 4,557

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable	$ -	$ 6,350
Due to shareholder	-	6,736
Current liabilities	-	13,086
Total Liabilities	-	13,086

STOCKHOLDER’S EQUITY
Preferred stock, no par value, authorized
1,000,000, issued 0 at June 30, 2013 and December 31, 2012	-	-

Common Stock, no par value, authorized
4,000,000, issued and outstanding 791,000 and 654,000 at
June 30, 2013 and December 31, 2012	25,027	14,675

Accumulated deficit	(25,024)	(23,204)

Total Stockholders’ equity	3	(8,529)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 3	$ 4,557

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
	Three months ended	Six months ended		May 16,
	June 30,	June 30,		2007 to June
	2013	2012	2013	2012	30, 2013
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative	2	1,137	390	1,929	23,594
Total expense	2	1,137	390	1,929	23,594

Other income (expense)
Abandonment of equipment	(1,430)	-	(1,430)	-	(1,430)
Total other income(expense)	(1,430)	-	(1,430)	-	(1,430)

Net income	$ (1,432)	$ (1,137)	$ (1,820)	$ (1,929)	$ (25,024)

Basic and diluted earnings per share	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding	791,000	652,500	791,000	651,000

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
	Six months ended		May 16,
	June 30,		2007 to June
	2013	2012	30, 2013

Cash flows from operating activities
Net loss	$ (1,820)	$ (1,929)	$ (25,024)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation	118	235	923
Loss on abandonment of equipment	1,430		1,430
Changes in operating assets and liabilities
Accounts payable	250	(850)	6,600
Net cash used in operating activities	(22)	(2,544)	(16,071)

Cash flows from investing activities
Purchase of computer equipment	-	-	(2,353)
Net cash used in investing activities			(2,353)

Cash from financing activities
Advances from officers	(2,984)	2,250	3,752
Issuance of common stock	-	300	14,675
Net cash provided by financing activities	(2,984)	2,550	18,427

Increase(decrease) in cash	(3,006)	6	3
Cash beginning of period	3,009	3	-

Cash end of period	$ 3	$ 9	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2013

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

As of June 30, 2013 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through June 30, 2013, the Company has had limited operations.  As of June 30, 2013, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

ASC Codification Topic 740 for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. All years since inception are open to IRS audit

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the  Company's  deferred  tax liabilities and assets as of June 30, 2013 are as follows:

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

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of June 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of WTTJ  CORP  for the period ended June 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Since our inception through June 30, 2013, we have not generated any revenues and have incurred a net loss of $25,024.  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations – Continuing Operations

Operating expenses were $2 and $1,137 for the three months ended June, 2013 and 2012, respectively. The decrease was due to general and administration expenses decrease.

Operating expenses were $390 and $1,929 for the six months ended June, 2013 and 2012, respectively. The decrease was due to general and administration expenses decrease.

Other income(expense) was $(1,430) and $0 for the three and six months ended June 30, 2013. This was a result of abandonment of computer equipment.

Liquidity & Capital Resources

The Company had cash of $3, and accumulated deficit of $25,024.

For the three months ended June 30, 2013, net cash used by operating activities was $ 22 . During the three months ended June 30, 2013, there were no cash flows from investing activities and $2984 of cash out flows from financing activities, resulting from the repayment of advances from a current stockholder.

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

With respect to the period ending June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

None

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

WTTJ Corp.

By:/s/ Kris Kottmeier

 Kris Kottmeier, President,

 Chief Executive Officer

Chief Financial Officer

Date: July 27, 2015