Form 10-K
period 2013-12-31
WTTJ CORP
filed 2015-07-28
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of July 24, 2015.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,654,000 as of July 24, 2015.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Results of Operations

For the Years Ended December 31, 2013 and December 31, 2012

There was no revenue for the year ended December 31, 2013 or December 31, 2012 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2013 was $390 and $6,164 for the year ended December 31, 2012.

Interest expense and financing costs for the years ended December 31, 2013 and December 31, 2012 were $0.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 1, 2015, the Company dismissed DKM Certified Public Accountants as the Company’s independent registered public accountant for the years ended December 31, 2013 and 2014.  During the two most recent fiscal years, there have been no disagreements that have been brought to the attention of the Company between the Company and DKM Certified Public Accountants with respect to any matter of accounting principles, practices, financial statement disclosure, auditing scope or procedure for the reporting and filing completed prior to this date, nor have there been any “reportable events” as defined by Regulation S-K section 304(a)(1)(v) during that same period, other than has been reported and disclosed as required nor has his report on the financial statements for either of the past two years contained an adverse opinion, a disclaimer of opinion, or was qualified. DKM Certified Public Accountants audit report on the Company’s financial statements for the year ended December 31, 2012, was modified to include emphasis of substantial doubt about the Company’s ability to continue as a going concern. DKM Certified Public Accountants has been requested to furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made in this Item 304(a) and, if not, stating the respects in which it does not agree.

We have authorized DKM to respond fully to the inquiries of the successor accountant

During the years ended December 31, 2012 and 2011 and the interim period through July 1, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to DKM prior to the date of the filing of this Report and requested that PM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

On July 15, 2015, the Company engaged John Scrudato, CPA. to act as the Company’s independent registered public accountant beginning immediately and, specifically, to complete the year-end audit for fiscal years ended December 31, 2013 and 2014. Neither the Company nor anyone acting on the Company’s behalf hired John Scrudato, CPA in any capacity, nor consulted with any member of that firm as to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered as to the financial statements, nor was a written report or oral advice rendered that was an important factor considered by the Company or any of its employees in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement or reportable event under 304(a)(2) of Regulation S-K during the two most recent fiscal years and subsequent interim period through July 15, 2015. John Scrudato has been requested to review the disclosure contained herein and has been given the opportunity to furnish the Company with a letter addressed to the Commission containing any new information or clarification of the Company’s statements made in response to Item 304(a).

The engagement of a new accountant was approved by the Company’s Board of the Directors.

 Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2013), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2013, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2013, our principal accountants have billed approximately $2,500.

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

Dated: July 27, 2015

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s Peter Klamka

Peter Klamka

Chairman, President,

Secretary and

Chief Executive Officer

July 27, 2015

/s/ Kris Kottmeier

(Principal Executive

and Accounting Officer)

Kris Kottmeier

July 27, 2015

WTTJ CORP.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WTTJ, Corp.

We have audited the accompanying balance sheet of WTTJ, Corp. (a development stage company) as of December 31, 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the period from Inception (May 16, 2007) through December 31, 2013. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WTTJ, Corp. (a development stage company) at December 31, 2013, and the results of their operations and their cash flows for the year then ended and the period from Inception (May 16, 2007) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Scrudato & Co., PA

Califon, New Jersey
July 24, 2015

7 Valley View Drive Califon, New Jersey 07830

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

May 3, 2013

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	December 31,	December 31,
	2013	2012
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$ 3	$ 3,009
Total current assets	3	3,009

Fixed assets, Net		1,548

Total assets	$ 3	$ 4,557
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ -	$ 6,350
Due to shareholder	-	6,736
Current liabilities	-	13,086
Total Liabilities	-	13,086

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized
1,000,000, issued 0 at December 31, 2013 and
December 31, 2012	-	-
Common Stock, no par value, authorized
4,000,000, issued and outstanding 654,000 at
December 31, 2013 and December 31, 2012	14,675	14,675

Additional paid-in capital	10,352	-

Accumulated deficit	(25,024)	(23,204)

Total Stockholders' equity	3	(8,529)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3	$ 4,557

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
			Inception
	Year ended		May 16,
	December 31,		2007 to December
	2013	2012	31, 2013
Revenue	$ -	$ -	$ -

Expenses
General and administrative	390	6,164	23,594
Total expense	390	6,164	23,594

Other income (expense)
Abandonment of equipment	(1,430)	-	(1,430)
Total other income(expense)	(1,430)	-	(1,430)

Net income	$ (1,820)	$ (6,164)	$ (25,024)

Basic and diluted earnings per share	$ -	$ (0.01)

Weighted average number of shares outstanding	654,000	651,000

.

The accompanying notes are an integral part of these financial statements

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			Inception
	Year ended		May 16,
	December 31,		2007 to December
	2013	2012	31, 2013

Cash flows from operating activities
Net loss	$ (1,820)	$ (6,164)	$ (25,024)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation	118	470	923
Loss on abandonment of equipment	1,430	-	1,430
Changes in operating assets and liabilities
Accounts payable	250	2,850	6,600
Net cash used in operating activities	(22)	(2,844)	(16,071)

Cash flows from investing activities
Purchase of computer equipment	-	-	(2,353)
Net cash used in investing activities			(2,353)

Cash from financing activities
Advances from officers	(2,984)	5,550	3,752
Issuance of common stock	-	300	14,675
Net cash provided by financing activities	(2,984)	5,850	18,427

Increase(decrease) in cash	(3,006)	3,006	3
Cash beginning of period	3,009	3	-

Cash end of period	$ 3	$ 3,009	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2009	500	$ 75	$ -	$ (75)	$ -

Net loss				(2,316)	(2,316)

Balance December 31, 2010	500	75	-	(2,391)	(2,316)

Issuance of stock for cash	151,000	14,300	-	-	14,300

Net loss	-	-	-	(14,649)	(14,649)

Balance December 31, 2011	151,000	14,375	-	(17,040)	(2,665)

Issuance of stock for cash	3,000	300	-	-	300

Net loss	-	-	-	(6,164)	(6,164)

Balance December 31, 2012	154,000	14,675	-	(23,204)	(8,529)

Reclass shareholder loan			3,752		3,752

Reclass accounts payable assumed by shareholder			6,600		6,600

Net loss				(1,820)	(1,820)

Balance December 31, 2013	154,000	$ 14,675	$ 10,352	$ (25,024)	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2013

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

As of December 31, 2013 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through December 31, 2013, the Company has had limited operations.  As of December 31, 2013, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2013 are as follows:

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

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2013 the Company has net operating loss carry forwards that start expiring in 2028.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2013. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2013.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2013 and 2012.

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of December 31, 2013.

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