Form 10-Q
period 2014-03-31
WTTJ CORP
filed 2015-07-28
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, no par value, outstanding on was 3,654,000 shares as of July 24, 2015.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited);
Statements of Operations for the three March 31, 2014 and 2013, and for the Period from Inception (May 16, 2007) to March 31, 2014 (unaudited);
Statements of Cash Flows for the three March 31, 2014 and 2013, and for the Period from Inception (May 16, 2007) to March 31, 2014 (unaudited);
Notes to

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ 3	$ 3
Total current assets	3	3

Fixed assets, Net		-

Total assets	$ 3	$ 3

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ -	$ -
Due to shareholder	-	-
Current liabilities	-	-
Total Liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized
1,000,000, issued 0 at March 31, 2014 and
December 31, 2013	-	-

Common Stock, no par value, authorized
4,000,000, issued and outstanding 654,000 at
March 31, 2014 and December 31, 2013	14,675	14,675

Additional paid-in capital	10,352	10,352

Accumulated deficit	(25,024)	(25,024)

Total Stockholders' equity	3	3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception
	Three months ended		May 16,
	March 31,		2007 to March
	2014	2013	31, 2014
Revenue	$ -	$ -	$ -

Expenses
General and administrative	-	390	23,594
Operating expenses	-	390	23,594
Other (income)expenses	-	-	1,430

Total expenses	-	-	25,024

Net Loss	$ -	$ -	$ (25,024)

Basic and diluted earnings per share	$ -	$ -

Weighted average number of shares outstanding	654,000	654,000

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
	Three months ended		May 16,
	March 31,		2007 to March
	2014	2013	31, 2014

Cash flows from operating activities
Net loss	$ -	$ (390)	$ (25,024)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation	-	118	923
Loss on abandonment of equipment			1,430
Changes in operating assets and liabilities
Accounts payable	-	250	6,600
Net cash used in operating activities	-	(22)	(16,071)

Cash flows from investing activities
Purchase of computer equipment	-	-	(2,353)
Net cash used in investing activities			(2,353)

Cash from financing activities
Advances from officers	-	(2,984)	3,752
Issuance of common stock	-	-	14,675
Net cash provided by financing activities	-	(2,984)	18,427

Increase(decrease) in cash	-	(3,006)	3
Cash beginning of period	3	3,009	-

Cash end of period	$ 3	$ 3	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2014

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

Basis of Presentation – Development Stage Company:

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on July 27, 2015.

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

As of March 31, 2014 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through March 31, 2014, the Company has had limited operations.  As of March 31, 2014, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

ASC Codification Topic 740 for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. All years since inception are open to IRS audit

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the  Company's  deferred  tax liabilities and assets as of March 31, 2014 are as follows:

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

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of March 31, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of WTTJ  CORP  for the period ended March 31, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Since our inception through March 31, 2014, we have not generated any revenues and have incurred a net loss of $25,024.  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations – Continuing Operations

Operating expenses were $0 and $390 for the three months ended March 31, 2014 and 2013. The decrease was due to general and administration expenses decrease and lack of operations.

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

Fair Value Instruments. The Company’s balance sheets include the following financial instruments: cash. The carrying amounts of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2014, the Company did not issue any unregistered shares of its common stock.

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