Form 10-Q
period 2014-09-30
WTTJ CORP
filed 2015-07-28
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited);
Statements of Operations for the three and nine months September 30, 2014 and 2013, and for the Period from Inception (May 16, 2007) to September 30, 2014 (unaudited);
Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013, and for the Period from Inception (May 16, 2007) to September 30, 2014 (unaudited);
Notes to

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ 3	$ 3
Total current assets	3	3

Fixed assets, Net		-

Total assets	$ 3	$ 3
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ -	$ -
Due to shareholder	-	-
Current liabilities	-	-
Total Liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized
1,000,000, issued 0 at September 30, 2014 and
December 31, 2013	-	-
Common Stock, no par value, authorized
4,000,000, issued and outstanding 3,654,000 and 654,000 at
September 30, 2014 and December 31, 2013	74,675	14,675

Additional paid-in capital	10,352	10,352

Accumulated deficit	(85,024)	(25,024)

Total Stockholders' equity	3	3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
	Three months ended		Nine months ended		May 16,
	September 30,		September 30,		2007 to September
	2014	2013	2014	2013	30, 2014
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative	-	-	60,000	390	83,594
Total expense	-	-	60,000	390	83,594

Other income (expense)
Abandonment of equipment	-	-	-	(1,430)	(1,430)
Total other income(expense)	-	-	-	(1,430)	(1,430)

Net Loss	$ -	$ -	$ (60,000)	$ (1,820)	$ (85,024)

Basic and diluted earnings per share	$ -	$ -	$ (0)	$ -

Weighted average number of shares outstanding	2,904,000	654,000	2,904,000	654,000

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

September 30, 2014

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

As of September 30, 2014 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through September 30, 2014, the Company has had limited operations.  As of September 30, 2014, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Significant   components of the  Company's  deferred  tax liabilities and assets as of September 30, 2014 are as follows:

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

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of September 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of WTTJ  CORP  for the period ended September 30, 2014, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Since our inception through September 30, 2014, we have not generated any revenues and have incurred a net loss of $85,024.  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our S-1 offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations – Continuing Operations

General and administrative expenses for the nine months ended September 30, 2014 amounted to $60,000 compared to $390 for the same nine months ended September 30, 2013.  The 2014 expense resulted from consulting fees rendered by an officer for which 3,000,000 shares of common stock were issued..

Other income(expense) was $0 and $(1,430)  for the three and nine months ended September 30, 2014. This was a result of abandonment of computer equipment.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2014, the Company issued 3,000,000 shares of common stock for services rendered.  No cash proceeds were received in respect of these shares.

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