Form 10-K
period 2014-12-31
WTTJ CORP
filed 2015-07-28
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2014

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

Transitional Small Business Disclosure Format (Check one): Yes [X ] No [ ]

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

Employees

We currently have one part time employee, Kris Kottmeier. The company plans on hiring qualified personnel subject to funding and availability with expertise in travel services.

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

We are highly dependent on Kris Kottmeier, our President and CEO. The loss of Mr. Klamka, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Kris Kottmeier, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully market our website may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Kottmeier.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered. Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

We use and will continue to require technology and software products from third parties, Our present website is hosted without charge on a server leased by our President, Kris Kottmeier. We do not have any contracts for any hosting services or website development and maintenance which we will need. We have no agreement with Kris Kottmeier for continued hosting of our site.   Technology may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to build out our existing site.  This could cause delays in our development and introduction of new  features or enhancements of our existing website until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

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

Kris Kottmeier is our largest stockholder, holding beneficially, as of December 31, 2014, approximately eighty two(82%) percent of our outstanding shares. Through his share ownership, he is in a position to control Macau Gaming and to elect our entire board of directors.

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

SALES OF UNREGISTERED SECURITIES

In 2007  the Company issued 500,000 shares of restricted common stock for services rendered or to be rendered in connection with the development of the company’s business plan.

In 2014 the Company issued 3,000,000 shares of restricted common stock in June 2014 for services rendered with a value of $60,000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Results of Operations

For the Years Ended December 31, 2014 and December 31, 2013

There was no revenue for the year ended December 31, 2014 or December 31, 2013 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2014 was $60,000 and $390 for the year ended December 31, 2013.  The $60,000  in 2014 represents consulting services rendered by Kris Kottmeier.

Interest expense and financing costs for the years ended December 31, 2014 and December 31, 2013 were $0.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2014 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the years ended December 31, 2014 and 2013 and the interim period through January 10, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

 Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2014), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to material weaknesses in our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors and additional information concerning them are as follows:

Name

Age

Position

Kris Kottmeier

41

Chairman of the Board, CEO, President

Treasurer and Secretary.

EMPLOYMENT AND CONSULTING AGREEMENTS

We have no employment or other written agreement with Kris Kottmeier, our President and Chief Executive Officer. Mr. Kottmeier. The Company believes that Mr. Kottmeier will continue to waive any salary for the foreseeable future, although no assurance thereof can be given.

Mr. Kottmeier is involved in other business ventures, including the ownership and management other private and public businesses.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2014, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board meeting that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Kris Kottmeier who owns 82.1% is the Company’s largest shareholder and is the sole officer and director.

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company issued 3,000,000 shares of common stock for services rendered with a value of $60,000 to Kris Kottmeier our new President and CEO

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated June 3, 2006(1)

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2014, our principal accountants have billed approximately $

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

s/s Kris Kottmeier

Kris Kottmeier, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

/s/ Kris Kottmeier

Kris Kottmeier

Chairman, President,

Secretary and

Chief Executive Officer

July 27, 2015

WTTJ CORP.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WTTJ, Corp.

We have audited the accompanying balance sheet of WTTJ, Corp. (a development stage company) as of December 31, 2014 and 2013  and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the period from Inception (May 16, 2007) through December 31, 2014. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WTTJ, Corp. (a development stage company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended and the period from Inception (May 16, 2007) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Scrudato & Co., PA

Califon, New Jersey
July 24, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$ 3	$ 3
Total current assets	3	3

Fixed assets, Net		-

Total assets	$ 3	$ 3

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ -	$ -
Due to shareholder	-	-
Current liabilities	-	-
Total Liabilities	-	-
STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized
1,000,000, issued 0 at December 31, 2014 and 2013

Common Stock, no par value, authorized
4,000,000, issued and outstanding 3,654,000 and 654,000 at
December 31, 2014 and 2013	74,675	14,675

Additional paid-in capital	10,352	10,352

Accumulated deficit	(85,024)	(25,024)

Total Stockholders' equity	3	3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
			Inception
	Year ended		May 16,
	December 31,		2007 to December
	2014	2013	31, 2014
Revenue	$ -	$ -	$ -

Expenses
General and administrative	60,000	390	83,594
Total expense	60,000	390	83,594

Other income (expense)
Abandonment of equipment	-	(1,430)	(1,430)
Total other income(expense)	-	(1,430)	(1,430)

Net Loss	$ (60,000)	$ (1,820)	$ (85,024)

Basic and diluted earnings per share	$ (0)	$ -

Weighted average number of shares outstanding	3,654,000	654,000

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			Inception
	Year ended		May 16,
	December 31,		2007 to December
	2014	2013	31, 2014

Cash flows from operating activities
Net loss	$ (60,000)	$ (1,820)	$ (85,024)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation	-	118	923
Shares issued for consulting to officer	60,000		60,000
Loss on abandonment of equipment	-	1,430	1,430
Changes in operating assets and liabilities
Accounts payable	-	250	6,600
Net cash used in operating activities	-	(22)	(16,071)

Cash flows from investing activities
Purchase of computer equipment	-	-	(2,353)
Net cash used in investing activities			(2,353)

Cash from financing activities
Advances from officers	-	(2,984)	3,752
Issuance of common stock	-	-	14,675
Net cash provided by(used in) financing activities	-	(2,984)	18,427

Increase(decrease) in cash	-	(3,006)	3
Cash beginning of period	3	3,009	-

Cash end of period	$ 3	$ 3	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012	654,000	$ 14,675	-	$ (23,204)	$ (8,529)

Reclass shareholder loan	-	-	3,752	-	3,752

Reclass accounts payable assumed by shareholder	-	-	6,600	-	6,600

Net loss	-	-	-	(1,820)	(1,820)

Balance December 31, 2013	654,000	14,675	10,352	(25,024)	3

Stock issued for consulting	3,000,000	60,000			60,000

Net Loss				(60,000)

Balance December 31, 2014	3,654,000	$ 74,675	$ 10,352	$ (85,024)	$ 3

The accompanying notes are an integral part of these financial statements.

WTTJ CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2014

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

As of December 31, 2014 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through December 31, 2014, the Company has had limited operations.  As of December 31, 2014, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2014 are as follows:

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

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.   As of December 31, 2014 the Company has net operating loss carry forwards that start expiring in 2028.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2014. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2014.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2014 and 2013.

Note 4 – Capital Stock:

On January 26, 2012 the Company amended its articles of incorporation, increasing the authorized shares of common stock, no par, to 4,000,000.  Additionally, the Company authorized 1,000,000 shares of no par preferred stock.  The preferred shares carry voting rights of 20 votes per share.  No preferred shares have been issued, as of December 31, 2014.

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

In June 2014, the Company issued 3,000,000 shares of common stock for services rendered for a value of $60,000.

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

During June of 2014 the Company issued 3,000,000 shares to an officer and director for consulting services.

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