Form 10-Q/A
period 2015-09-30
GREENFLAG VENTURES INC.
filed 2016-03-22
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-137293

Greenflag Ventures Inc.

(Exact name of small business issuer as specified in its charter)

British Columbia                  7370                       837632058

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                                         Code Number)

 or organization)

804-750 WEST PENDER STREET, VANCOUVER, B.C, CANADA V6C 2T7

778-654-3221

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

The number of shares of Common Stock, no par value, outstanding on was 51,909,269 shares as of March 21, 2016.

Transitional Small Business Disclosure Format (check one):  Yes  X  No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of September 30, 2015 (unaudited) and March 31, 2015 (audited);
Statements of Operations for the three and six months ended September 30, 2015 and 2014, (unaudited)
Statements of Cash Flows for the three months and six months ended September 30, 2015 and 2014, (unaudited);
Statement of stockholders’ equity for the six months ended September 30, 2015 and 2014 (unaudited) Notes to

Greenflag Ventures Inc.

Condensed Consolidated Interim Financial Statements

For The Six Months Ended September 30, 2015

(Unaudited – prepared by management)

 (Expressed in US Dollars)

NOTICE OF NO AUDITOR REVIEW OF

INTERIM FINANCIAL STATEMENTS

Under National Instrument 51-102, Part 4, subsection 4.3(3(a)), if an auditor has not performed a review of the condensed consolidated interim financial statements, they must be accompanied by a notice indicating that the financial statements have not been reviewed by an auditor.

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared by and are the responsibility of the Company’s management.

The Company’s independent auditor has not performed a review of these financial statements in accordance with standards established by the Canadian Institute of Chartered Accountants for a review of interim financial statements by an entity’s auditor.

Greenflag Ventures Inc.

Condensed consolidated Balance Sheets

(Unaudited – prepared by management)

(Expressed in US dollars)

	Notes	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents		$ 121	$ 216
Receivables	4	3,459	3,459
		3,580	3,675
TOTAL ASSETS		$ 3,580	$ 3,675
LIABILITIES
Trade payables and accrued liabilities	6	$ 373,796	$ 199,295
Convertible loan	7	63,776	63,775
TOTAL LIABILITIES		437,572	263,070
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Share capital	8	3,134,869	2,360,034
Reserve	8	253,264	253,264
Deficit		(3,822,125)	(2,872,693)
TOTAL EQUITY (DEFICIENCY)		(433,992)	(259,395)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 3,580	$ 3,675

Subsequent event Note 12

See accompanying notes to the unaudited condensed consolidated interim financial statements

5

Greenflag Ventures Inc.

Condensed consolidated interim statements of loss and comprehensive loss

(Unaudited – prepared by management)

(Expressed in US dollars)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014

EXPENSES
Consulting fees	$ 10,471	$ 67,527	$ 10,471	$ 67,527
Interest and bank charges	38	3,213	95	3,300
Management and director fees	112,545	38,640	112,545	38,640
Office and miscellaneous	10,965	828	11,152	922
Professional fees	34,611	8,891	34,611	10,673
Shareholder communication	-	2,522	-	4,714
Transaction fees	774,835	-	774,835	-
Transfer agent, filing fees and shareholder relations	5,216	3,218	5,723	17,423

	(948,681)	(124,839)	(949,432)	(143,199)

OTHER ITEMS
Miscellaneous income	-	5,144	-	5,583

	-	5,144	-	5,583

Net income (loss) and comprehensive income (loss) for the period	$ (948,681)	$ (119,695)	$ (949,432)	$ (137,616)

Basic and diluted net income (loss) per common share	$ (0.04)	$ (0.01)	$ (0.05)	$ (0.02)

Weighted average number of common shares outstanding	27,847,769	13,890,294	20,591,289	9,081,551

See accompanying notes to the unaudited condensed consolidated interim financial statements

6

Greenflag Ventures Inc.

Condensed consolidated interim statement of changes in shareholders’ equity

(Unaudited – prepared by management)

(Expressed in US dollars)

		Share capital
	Notes	Number of voting common shares	Amount	Reserve	Deficit	Total
Balance at March 31, 2014		3,890,294	$ 2,279,942	$ 253,264	$ (2,179,948)	$ 353,258
Shares issued for cash		10,000,000	75,030	-	-	75,030
Comprehensive loss for the period		-	-	-	(137,616)	(137,616)
Balance at September 30, 2014		13,890,294	$ 2,354,972	$ 253,264	$ (2,317,564)	$ 290,672
Balance at March 31, 2015		13,255,269	$ 2,360,034	$ 253,264	$ (2,872,693)	$ (259,395)
Shares issued per reorganization (Note 1)		20,654,000	774,835	-	-	774,835
Comprehensive loss for the period		-	-	-	(949,432)	(949,432)
Balance at September 30, 2015		33,909,269	$ 3,134,869	$ 253,264	$ (3,822,125)	$ (433,992)

See accompanying notes to the unaudited condensed consolidated interim financial statements

7

Greenflag Ventures Inc.

Condensed consolidated interim statements of cash flows

Six months ended September 30,

(Unaudited – prepared by management)

(Expressed in US dollars)

		2015	2014
Operating activities
Income (loss) for the period		$ (949,432)	$ (137,616)
Adjustments for:
Transaction costs		774,835	-
Changes in non-cash working capital items:
Decrease (increase) in prepaids		-	5,247
Decrease (increase) in receivables		-	(1,258)
Increase (decrease) in trade payables and accrued liabilities	13	174,502	48,196
Net cash flows provided by (used in) operating activities		(95)	(85,431)
Financing activities
Shares issued for cash		-	75,030
Net cash flows provided by financing activities		-	75,030
Increase (decrease) in cash and cash equivalents		(95)	(10,401)
Cash and cash equivalents, beginning of period		216	10,531
Cash and cash equivalents, end of period		$ 121	$ 130

See accompanying notes to the unaudited condensed consolidated interim financial statements

6

GREENFLAG VENTURES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED – PREPARED BY MANAGEMENT)

1.

Nature and continuance of operations

Greenflag Ventures Inc. (“Greenflag” or the “Company”) was incorporated on November 25, 2009, under the laws of the province of British Columbia, Canada.

On July 1, 2015, the Company, then known as WTTJ Corp., a corporation organized under the laws of the State of Michigan (“WTTJ”), entered into a Reorganization Agreement (the “Agreement”) with American First Financial Inc., a corporation organized under the laws of British Columbia (“American First”), wherein WTTJ agreed to acquire 100% of the outstanding shares of common stock of American First, in exchange for 82% of the outstanding shares of common stock of WTTJ.

On July 15, 2015, the Company approved amending the Agreement so that the Company and American First would merge, with American First being the surviving entity of the merger, and each share of WTTJ being exchanged for one share of American First, thereby effecting a change of domicile of the Company from Michigan to British Columbia. On July 27, 2015, the Agreement was so amended.

On August 6, 2015, American First filed an Amalgamation Application with the province of British Columbia, whereby American First amalgamated with Greenflag Ventures Inc., a British Columbia corporation, with American First as the surviving entity of the amalgamation.

On August 7, 2015, American First changed its name to “Greenflag Ventures Inc.”

On August 11, 2015, WTTJ filed a Certificate of Merger with the State of Michigan, whereby WTTJ merged with and into American First, with American First being the surviving entity of the merger, and each share of WTTJ being exchanged for one share of American First. As American First had already changed its name to Greenflag Ventures, Inc. as of August 11, 2015, WTTJ filed a Certificate of Correction on August 20, 2015, with an effective date of August 11, 2015, clarifying that WTTJ had actually merged with and into “Greenflag Ventures, Inc.”

The head office, principal address and registered and records office of the Company are located at 1800 – 999 West Hastings Street, Vancouver, British Columbia, V6C 2W2.

These unaudited condensed consolidated interim financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future.  The Company’s continuation as a going concern is dependent upon the successful results from its activities and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

1.

Significant accounting policies and basis of preparation

The unaudited condensed consolidated interim financial statements were authorized for issue March 21, 2016 by the directors of the Company.

Statement of compliance and conversion to International Financial Reporting Standards

The unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with International Accounting Standard 34 “Interim Financial Reporting” (“IAS 34”) using accounting policies consistent with International Financial reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and Interpretations of the IFRS Interpretations Committee (“IFRIC”).

These condensed interim financial statements do not include all disclosures required by International Financial Reporting Standards (“IFRS”) for annual consolidated financial statements and accordingly should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015 prepared in accordance with IFRS as issued by the IASB.

Basis of preparation

The financial statements of the Company have been prepared on an accrual basis and are based on historical costs, modified where applicable.  The unaudited condensed interim financial statements are presented in US dollars unless otherwise noted, which is the Company’s functional currency.

3.

Capital management

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company.  The Board of Directors does not establish quantitative returns on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business.  Management considers the Company’s capital structure to primarily consist of the components of shareholder’s equity.

The Company will continue to execute its business model and if it has adequate financial resources to do so.  Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.  There were no changes in the Company’s approach to capital management during the six months ended September 30, 2015.  The Company is not subject to externally imposed capital requirements.

4.

Accounts receivable

	Sept. 30, 2015	March 31, 2015
Goods and services tax receivable	$ 3,459	$ 3,459

5.

Exploration and evaluation assets

Blackwater East

Cost
Balance, March 31, 2013	$ 544,967
Acquisition costs	66,026
BC METC refund	(131,361)
Balance, March 31, 2014	$ 479,632

Write-off	(479,632)
Balance, March 31, 2015 and September 30, 2015	$ -

Blackwater East
Cost, cumulative
Legal and other fees	$ 5,528
Geology and consulting	438,298
BC METC refund	(131,361)
Acquisition costs	167,167

Balance, March 31, 2014	$ 479,632

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties.  The Company has investigated title to all of its mineral properties, and, to the best of its knowledge, title to all of its properties, except as described below, are properly registered and in good standing.

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments:

Blackwater East

During the year ended March 31, 2011 the Company entered into an option agreement with Ansell Capital Corp. (‘Ansell’) to earn up to a 100% interest in the Blackwater East (formerly Kuyakuz) property, located in British Colombia, Canada. This option agreement was approved by the Exchange as the Company’s Qualifying Transaction on March 30, 2011.

The Property, which is comprised of 15 contiguous mineral claims totaling approximately 6,434 hectares, is located in the Omineca mining division approximately 125 kilometres southeast of the municipality of Vanderhoof in the Province of British Columbia, Canada.  Pursuant to the option agreement, the Company can acquire an undivided 70% interest in the Property by meeting the following contractual commitments:

Making $120,048 in staged cash payments (paid- $120,048)

Issuing 300,000 common shares (300,000 issued)

5.

Exploration and evaluation assets (cont’d)

Incurring $750,300 in exploration work on the Blackwater East property ($438,298 incurred)

The Company has a further option to acquire the remaining 30% undivided interest in the Property (for an aggregate interest of 100%) by issuing an additional 220,000 shares of the Company on or before June 7, 2015.

The Property is subject to a 2% net smelter returns royalty (“NSR”) payable to Ansell, which may be purchased by the Company for $750,300.

On May 30, 2011, the company entered into a mineral claim purchase agreement with Michael Don Till to purchase 4 mineral claims located in the Omineca Mining Division of BC, by paying $3,001 (paid) and issuing 3,000 common shares (issued).

During the year-ended March 31, 2015, the Company abandoned the property and wrote off $479,632 to operations.

6.

Trade payables and accrued liabilities

	Sept. 30, 2015	March 31, 2015
Trade payables	$ 161,068	$ 99,111
Due to related parties	205,226	92,681
Accrued liabilities	7,502	7,503
	$ 373,796	$ 199,295

7.

Convertible loan

On April 8, 2013 the Company received $63,776 in convertible loan subscriptions. The loan has bears interest at 10% with interest payable semi-annually.  For the year ended March 31, 2015, the Company has accrued $6,378 of interest expense. Upon conversion, the loan will convert into 1,700,000 units at a price of $0.05 per unit. Each unit will consist of one common share and one non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.04 per share in the first year and $0.08 per share thereafter. In relation to the convertible loan subscription, the Company paid a finder’s fee of $6,378 and 170,000 Agent’s Warrants. The Agent’s Warrants were valued at $3,827 using the Black-Scholes Model and the following assumptions:

7.

Convertible loan (cont’d)

Expected life of agent’s warrants	1.5 years
Annualized volatility	131.20%
Risk-free interest rate	1.16%
Dividend rate	0%

8.

Share capital

Authorized share capital

Unlimited number of voting common shares without par value and unlimited number of non-voting common shares without par value.

Share issuances

On April 4, 2013 the company issued 40,000 common shares, with a value of $1,501 as consideration towards the acquisition of mineral properties (see Note 5).

On June 11, 2013 the company issued 220,000 common shares, with a value of $8,253 as consideration towards the acquisition of mineral properties (see Note 5).

During the March 31, 2015 year, the company issued 9,364,975 common shares for proceeds of $80,092.

On July 27, 2015, the Company issued 20,654,000 common shares valued at $0.04 per common share for $774,835 included as transaction fees on the statement of loss and comprehensive loss as part of the corporate restructure as discussed in Note 1 to the financial statements.

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the Exchange requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the Company’s issued and outstanding common shares.  Under the plan, an option’s maximum term is five years from the grant date

During the year ended March 31, 2015 and the six months ended September 30, 2015 there were no stock options outstanding.

8.        Share capital (cont’d)

Warrants

There were no changes in warrants during the year ended March 31, 2015 and the six months ended September 30, 2015.

Details of warrants outstanding as at June 30, 2015 are as follows:

Number of Shares	Exercise Price	Expiry Date

676,000	$2.25	July 27, 2018*
71,700 -	2.25	August 7, 2018**

747,700

*the exercise price of the warrants increases by $0.45 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $0.45 every year on August 7th until their expiry on August 7, 2018.

Agent’s Warrants

The changes in agent’s warrants during the year ended March 31, 2015 and six months ended September 30, 2015 are as follows:

	Six months ended Sept. 30, 2015		Year ended March 31, 2015
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning of year	215,270	$ 0.38	215,270	$ 0.38
Warrants expired	(170,000)	(0.04)	-	-
Warrants outstanding, end of year	45,270	$ 2.25	215,270	$ 0.38
Warrants exercisable, end of year	45,270	$ 2.25	215,270	$ 0.38

Details of agent’s warrants outstanding as September 30, 2015 are as follows:

Number of Agent’s Warrants	Exercise Price	Expiry Date

38,100	$2.25	July 27,2018*
7,170	2.25	August 7, 2018**

45,270

*the exercise price of the warrants increases by $0.45 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $0.45 every year on August 7th until their expiry on August 7, 2018.

8.

Share capital (cont’d)

Reserve

The reserve records items recognized as share-based compensation expense until such time that the stock options are exercised, at which time the corresponding amount will be transferred to share capital. If the options expire unexercised, the amount remains in the reserves

9.

Related party transactions

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	Sept. 30, 2015	March 31, 2015
Companies controlled by former directors of the Company	$ 205,226	$ 92,681

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company accrued management fees of $112,545 to a company controlled by a director of the Company during the six months ended September 30, 2015.

The Company did not incur any related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the six months ended September 30, 2014.

10.

Financial risk management

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management processes, inclusive of documented investment policies, counterparty limits, and controlling and reporting structures. The type of risk exposure and the way in which such exposure is managed is provided as follows:

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss.  The Company’s primary exposure to credit risk is on its cash held in bank accounts. The Company’s cash and cash equivalents are held at large Canadian financial institution in interest bearing accounts. The Company has no investment in asset backed commercial paper.  The Company’s secondary exposure to risk is on its other receivables.  This risk is minimal as receivables consist primarily of refundable government goods and services sales taxes.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company has a planning and budgeting process in place to help determine the funds required to support the Company’s normal operating requirements on an ongoing basis. The Company ensures that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents.

Historically, the Company's sole source of funding has been the issuance of equity securities for cash, primarily through private placements. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity funding.

10.

Financial risk management (cont’d)

Foreign exchange risk

The Company has a trivial balance denominated in a foreign currency and believes it has no significant foreign currency risk.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

The risk that the Company will realize a loss as a result of a decline in the fair value of the short-term investments included in cash and cash equivalents is minimal.

Classification of financial instruments

Financial assets included in the statement of financial position are as follows:

	Sept. 30, 2015	March 31, 2015
Cash and cash equivalents	$ 121	$ 216
	$ 121	$ 216

Financial liabilities included in the statement of financial position are as follows:

	Sept. 30, 2015	March 31, 2015
Non-derivative financial liabilities:
Trade payables	$ 373,796	$ 199,294
Convertible loan	63,776	63,776
	$ 437,572	$ 263,070

Fair value

The fair value of the Company’s financial assets and liabilities approximates the carrying amount.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

•

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•

Level 3 – Inputs that are not based on observable market data.

The fair value of the Company’s receivables, accounts payable and accrued liabilities, approximate their carrying values.  The Company’s other financial instruments, being cash and cash equivalents, are measured at fair value using Level 1 inputs. During the year there were no transfers between levels.

11.

Segmented information

The Company operates in one reportable operating segment, being the acquisition and exploration of mineral assets.

12.

Subsequent event

The Company has evaluated subsequent events from September 30, 2015 through March 21, 2016, the date this report was available to be issued, and determined there are no other items to disclose other than those disclosed below:

Subsequent to September 30, 2015, the Company completed two private placements and issued 10 million shares and 7 million shares for gross proceeds of $375,150 and $7,000 respectively. In addition, the Company issued 1 million shares for $10,000 in services performed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Greenflag Ventures Inc.  for the period ended September 30, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2015, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is dated March 21, 2016 unless otherwise indicated and should be read in conjunction with the unaudited condensed interim financial statements of Greenflag Ventures Inc. (“Greenflag”, “the Company”, “we”, “our” or “us”) for the six months ended September 30, 2015, and the related notes thereto. These interim unaudited financial statements, including comparatives, have been prepared using accounting policies consistent with International Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee (“IFRIC”).

For the purposes of preparing this MD&A, management, in conjunction with the Board of Directors, considers the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Driven common shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision; or (iii) if it would significantly alter the total mix of information available to investors. Management, in conjunction with the Board of Directors, evaluates materiality with reference to all relevant circumstances, including potential market sensitivity.

Further information about the Company and its operations can be obtained from the offices of the Company or from www.sedar.com.

Cautionary Note Regarding Forward-Looking Information

Certain statements contained in the following MD&A constitute forward-looking statements. Such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Greenflag, formerly a Capital Pool Company, is a Tier 2 Mining Issuer listed and trading on the TSX Venture Exchange under the ticker symbol GFV, which is engaged in the acquisition and exploration of precious-metal mineral properties.  The Company was incorporated on November 25, 2009, under the Business Corporations Act (British Columbia) under the name Driven Capital Corp. The authorized share capital of the Company consists of an unlimited number of voting common shares, without nominal or par value and an unlimited number of non-voting common shares, without nominal or par value.

On July 1, 2015, the Company, then known as WTTJ Corp., a corporation organized under the laws of the State of Michigan (“WTTJ”), entered into a Reorganization Agreement (the “Agreement”) with American First Financial Inc., a corporation organized under the laws of British Columbia (“American First”), wherein WTTJ agreed to acquire 100% of the outstanding shares of common stock of American First, in exchange for 82% of the outstanding shares of common stock of WTTJ.

On July 15, 2015, the Company approved amending the Agreement so that the Company and American First would merge, with American First being the surviving entity of the merger, and each share of WTTJ being exchanged for one share of American First, thereby effecting a change of domicile of the Company from Michigan to British Columbia. On July 27, 2015, the Agreement was so amended.

On August 6, 2015, American First filed an Amalgamation Application with the province of British Columbia, whereby American First amalgamated with Greenflag Ventures Inc., a British Columbia corporation, with American First as the surviving entity of the amalgamation.

On August 7, 2015, American First changed its name to “Greenflag Ventures Inc.”

On August 11, 2015, WTTJ filed a Certificate of Merger with the State of Michigan, whereby WTTJ merged with and into American First, with American First being the surviving entity of the merger, and each share of WTTJ being exchanged for one share of American First. As American First had already changed its name to Greenflag Ventures, Inc. as of August 11, 2015, WTTJ filed a Certificate of Correction on August 20, 2015, with an effective date of August 11, 2015, clarifying that WTTJ had actually merged with and into “Greenflag Ventures, Inc.”

2.1

Blackwater East Project – Nechako Plateau, BC (Qualifying Transaction)

On December 14, 2010, the Company, as its proposed Qualifying Transaction, entered into an option agreement with Ansell Capital Corp. (“Ansell”) to acquire up to a 100% interest in the Kuyakuz Mountain Property, which is comprised of 15 contiguous mineral claims totaling approximately 6,434 hectares located on the Nechako Plateau of the Omineca Mining Division and approximately 125 kilometres southwest of the municipality of Vanderhoof, British Columbia (“Blackwater East”). Pursuant to the option agreement, the Company has the sole and exclusive option to acquire an undivided 70% interest in and to Blackwater East by meeting the following commitments:

The Company has a further option to acquire the remaining 30% undivided interest in Blackwater East (for an aggregate interest of 100%) by issuing to Ansell an additional 220,000 shares of the Company on or before June 7, 2015. The interest being acquired is subject to a 2% net smelter returns royalty (“NSR”) payable to Ansell, which may be purchased by the Company for $750,300. The TSX Venture Exchange gave final acceptance to the acquisition as the Company’s Qualifying Transaction on March 30, 2011.

In addition, in 2011, Greenflag entered into a mineral claim purchase agreement with prospector Michael Don Till to acquire four additional mineral claims, contiguous to and within the existing Blackwater East claims, by paying $3,001 (paid) and issuing 30,000 common shares (issued).  Greenflag also acquired, for the cost of staking, an additional four claims, expanding Blackwater East to 23 contiguous mineral claims totaling approximately 8,472 hectares in area.

During the previous quarter, Greenflag announced that it applied for a drill permit at Blackwater East. Greenflag’s Multi-Year Area-Based permit application proposed a total of 2,000 metres of diamond drilling producing NQ sized core in approximately 13 drill holes. Drilling would be confined within the prospective south-southeast areas of the property, which were already gridded the previous season for an IP geophysical survey. The permit area covers a regional magnetic anomaly that coincides with in-soil geochemical anomalies identified during the 2011 field season, featuring elevated levels of silver, copper, lead and zinc as well as scattered high gold values up to 530 ppb gold. Follow-up prospecting over the coincident anomalies revealed some extensive areas of moderate alteration with some included zones of silicification. The Company also announced that Walcott & Associates had commenced the geophysical work, which included both a ground IP and magnetic survey. The field component of this program has been completed.

On August 9, 2012, Greenflag announced that the BC Ministry of Energy & Mines had awarded the Multi-Year Area-Based permit for the proposed 2,000 metres of drilling within the prospective south-southeastern areas of the Blackwater East project.

On September 13, 2012, the Company announced that it had received preliminary results from the geophysical program conducted during the summer at the Blackwater East project.  Thirty line kilometres of ground induced-polarization (IP) and magnetic surveying was completed over the southeastern portion of the property.  This area had been identified as prospective from previously completed soil geochemical surveying and prospecting which was integrated with public domain regional geological mapping and airborne magnetics.  Several well-defined IP anomalies trend northerly and northwesterly and occur adjacent to a major regional lineament believed to be a fault structure.  The main north-south anomaly, which has been traced for over 1,800 metres, appears to be located near the western boundary of a felsic volcanic sequence which shows variable sericitic alteration along with local zones of phyllic (quartz-sericite-pyrite) alteration.  Additionally, this area is underlain by a deep magnetic feature approximately 2 kilometres in diameter, which may represent a buried intrusive.  Such an intrusive could represent the source of the alteration fluids and anomalous zinc, lead, silver, gold and copper values identified by the Company’s soil sampling in 2011.  The coincidence of anomalous metals in soils, major fault structures, felsic volcanic host rocks, IP chargeability zones possibly indicative of sulphides, and low resistivity zones possibly indicative of clay alteration all located adjacent to an interpreted intrusive body are considered indications of the possible occurrence of intrusive-related gold and/or base metal mineralization.

On April 4, 2013 the Company issued 40,000 shares valued at $1,501 to Ansell as per the option agreement.  On May 6, 2013 the Company paid Ansell $3,752 as per the amended option agreement. On June 7, 2013 the Company paid Ansell an additional $52,521 to complete the cash payment portion of the option agreement. On June 11, 2013 the Company issued 220,000 shares valued at $8,253 to Ansell as per the option agreement.

During the year ended March 31, 2015, the Company abandoned the property and wrote-off $479,632 to operations.

Share Capital

Subsequent to September 30, 2015, the Company completed a private placement and issued 10 million shares for gross proceeds of $375,150.

Stock Options

No stock options were issued during the six months ended September 30, 2015.

As of April 2, 2013 all outstanding stock options were waived or cancelled. At September 30, 2015 and to date, there were no stock options outstanding.

Selected Quarterly Information

The quarterly results have been restated to reflect accounting policies consistent with IFRS. A summary of selected information for each of the quarters presented below is as follows:

Three months ended	Total assets ($)	Working Capital ($)	Net Loss ($)	Basic and Diluted Loss Per Share ($)
December 31, 2013	513,898	(121,114)	(10,170)	(0.00)
March 31, 2014	503,670	(133,878)	(13,700)	(0.02)
June 30, 2014	496,027	(76,769)	(17,922)	0.00
September 30, 2014	489,280	(196,464)	(119,695)	(0.01)
December 31, 2014	489,355	(251,753)	(62,793)	(0.01)
March 31, 2015	3,675	(259,395)	(492,336)	(0.05)
June 30, 2015	3,618	(260,145)	(751)	(0.00)
September 30, 2015	3,580	(433,992)	(948,681)	(0.04)

The audited financial statements for the year ended March 31, 2015 have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The continuing operations of the company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future.

Results of Operations for Greenflag Ventures Inc. for the Three and Six Months Ended September 30, 2015 Compared to the Three and Six Months September 30, 2014.

Operating Expenses

During the three and six months ended September 30, 2015, the Company had operating expenses of $948,681 and $949,432, as compared to operating expenses of $124,839 and $143,199 during the three and six months ended September 30, 2014, an increase of $823,842 and $806,233, or approximately 660% and 563%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in transaction fees of $774,835, which was the result of the corporate restructure. Refer to notes 1 and 8 to the financial statements for further detail.

Net Loss

The Company had a net loss of $(948,681) and $(949,432) for the three and six months ended September 30, 2015, as compared to a net loss of $(119,695) and $(137,616) for the three and six months ended September 30, 2014, a change of $828,986 and $811,816, or approximately 693% and 590%. The change in net (loss) experienced by the Company was primarily attributable to the transaction fees referenced above.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require approximately $500,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

In the event we are not successful in reaching our sustained proceeds from convertible financing and private placement targets, we anticipate that depending on market conditions and our plan of operations, we may incur operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. We are subject to many factors, which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our products and services, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

The following discussion outlines the state of our liquidity and capital resources for the period ended September 30, 2015, compared to the fiscal year ended March 31, 2015:

Total Current Assets & Total Assets

Our unaudited balance sheet reflects that: i) as of September 30, 2015, we have total current assets of $3,580 as compared to total current assets of $3,675 at March 31, 2015, a decrease of $95, or approximately 3%; and ii) as of September 30, 2015, we have total assets of $3,580, compared to total assets of $3,675 as of March 31, 2015, a decrease of $95, or approximately 3%. The decrease in the Company's total current assets and in total assets from March 31, 2015 to September 30, 2015, was primarily attributable to a decrease in the Company’s cash balance.

As of September 30, 2015, our unaudited balance sheet reflects that we have cash of $121, as compared to $216 at March 31, 2015, a decrease of $95, or approximately 44%. The Company's accounts receivable of $3,459 did not change from March 31, 2015 to September 30, 2015.

Total Current Liabilities & Total Liabilities

Our unaudited balance sheet reflects that: i) as of September 30, 2015, we have total current liabilities of $373,796 as compared to total current liabilities of $199,295 at March 31, 2015, an increase of $174,501 or approximately 88%; and ii) as of September 30, 2015, we have total liabilities of $437,572 as compared to total liabilities of $263,070 at March 31, 2015, an increase of $174,502 or approximately 66%. The increase in the Company's total current liabilities from March 31, 2015 to September 30, 2015, was primarily attributable to the increase in trade payables from $99,111 to $161,068 and the increase in due to related parties from $92,681 to $205,226 for the year ended March 31, 2015 to the period ended September 30, 2015 respectively.

Cash Flow for the Company for the Three and Six Month Period Ended September 30, 2015 as Compared to the Six Month Period Ended September 30, 2014

Operating Activities. During the six-month period ended September 30, 2015, the net cash used by the Company in operating activities was $(95) as compared to net cash used in operating activities of $(85,431) during the six-month period ended September 30, 2014, a change of $(85,336) or approximately 99%. The decrease in our net cash used in operating activities was primarily attributable to net income adjusted by an increase in trade payables and accrued liabilities.

Financing Activities. During the six-month period ended September 30, 2015, the net cash provided by financing activities was zero as compared to net cash provided by financing activities of $75,030 during the six-month period ended September 30, 2014, a decrease of $75,030, or approximately 100%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company did not issue any shares for cash in the six months ended September 30, 2015.

Liquidity

At September 30, 2015, the Company had negative working capital of $433,992 of which $121 was cash and equivalents. The Company manages its capital structure and makes adjustments to it, based on available funds to the Company.

As of the date of this report, the Company has no outstanding commitments other than maintenance of its property option agreements (which are entirely at the discretion of the Company) and the agreement noted in the Related Party Transactions section. The Company has not pledged any of its assets as security for loans, or otherwise and is not subject to any debt covenants. The Company has sufficient working capital at this time to meet its ongoing financial obligations.

The Company is aware of the current conditions in the financial markets and has planned accordingly. The Company’s current treasury will allow it to fund mineral exploration efforts. If the market conditions prevail or improve, the Company will make adjustment to budgets accordingly. There can be no assurances that the Company will be successful in equity funding in the future.

Capital Resources

The following financings have been completed by the Company:

Date	Gross Proceeds	Type of Transaction
November 30, 2009	$75,030	Private Placement
August 6, 2010	$150,060	Initial Public Offering
March 30, 2011	$617,872	Private Placement
July 29, 2011	$393,908	Private Placement
December 23, 2011	$464,436	Private Placement
January 31, 2012	$426,170	Private Placement
July 27, 2012	$304,322	Private Placement
August 7, 2012	$32,278	Private Placement
June 7, 2013	$63,776	Private Placement
June 27, 2014	$80,092	Private Placement
October 2015	$375,150	Private Placement

The authorized share capital of the Company consists of an unlimited number of voting common shares without nominal or par value and an unlimited number of non-voting common shares without nominal or par value. As at September 30, 2015, the Company’s share capital was $3,134,869 representing 33,909,269 voting common shares.

The initial 2,000,000 seed common shares were placed in escrow and will be released from escrow on a time basis, as to 10% upon the completion of a QT and an additional 15% every six months thereafter over a period of three years.  100% of the escrow shares have been released.

The Company has established a stock option plan for its directors, officers, and consultants under which the Company may grant options to acquire a maximum number of common shares equal to 10% of the total issued and outstanding common shares of the Company at any one time. During the year ended March 31, 2015, no options were issued to consultants of the Company. As of the date of this report, zero options are outstanding and there were 13,255,269 common shares issued and outstanding and 14,048,239 common shares outstanding on a diluted basis.

Off-Balance Sheet Arrangements

As of the date of this filing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the

Company including, without limitation, such considerations as liquidity and capital resources that have not previously been discussed.

Related Party Transactions

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	Sept. 30, 2015	Mar. 31, 2015
Companies controlled by directors of the Company	$ 205,226	$ 92,681

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Related party transactions

The Company recorded management fees to a company controlled by a director of the Company in the amount of $112,545 for the six months ended September 30, 2015.

The Company did not incur any related party transactions during the six months ended September 30, 2014.

Related parties include the Board of Directors, close family members and enterprises which are controlled by these individuals as well as certain persons performing similar functions.

Related party transactions conducted in the normal course of operations are measured at the exchange value (the amount established and agreed to by the related parties).

Proposed Transactions

There are no proposed assets or business acquisitions or dispositions, other than those in the ordinary cause, before the board of directors’ consideration.  Please see Section 2 Overview above for more details.

Critical Accounting Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. The financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects both current and future periods. Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

•  the inputs used in measurement for warrants

•  the inputs used in measurement for share based payments expense

• the $nil provision for income taxes which is included in the unaudited condensed interim statements of comprehensive loss and recognition of deferred income tax assets and liabilities included in the year-end audited statement of financial position at March 31, 2015.

Change in Accounting Policies

Recent accounting pronouncements

The following standards, amendments, and interpretations have been adopted by the Company as of April 1, 2014. There was no impact on the financial statements as a result of the adoption of these standards, amendments, and interpretations:

a)

IFRS 8 Operating Segments;

b)

IAS 32 Financial Instruments; Presentation;

c)

IAS 36 Impairment of Assets; and

d)

IFRIC 21 Levies.

Financial Instruments

The Company's financial instruments, consisting of cash and cash equivalents of $121, approximate fair values due to the relatively short term maturities of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

As at September 30, 2015, the Company had negative working capital of $433,992. The Company’s continuation as a going concern is dependent upon the successful results from its mineral property exploration activities and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

For more information see Note 11 of the notes to the condensed consolidated interim financial statements.

Other MD&A Requirements

None.

Additional Disclosure for Venture Issuers Without Significant Revenue

(a)

Capitalized or expensed exploration and development costs; The required disclosure is presented in the accompanying unaudited condensed consolidated interim financial statements for the period ended September 30, 2015.

(b)

Expensed research and development costs; not applicable.

(c)

Deferred development costs; Not applicable.

(d)

General and administration expenses; The required disclosure is presented in the statements of comprehensive (income) loss.

(e)

Any material costs, whether capitalized, deferred or expensed, not referred to in (a) through (d);

The required disclosure is presented in the statements of comprehensive (income) loss.

Disclosure of Outstanding Share Data

	Expiry Date	Exercise Price	Number	Total
Common shares (voting)				43,909,269
Stock options				-
Agent warrants	July 27, 2017	1.80	38,100
	August 7, 2017	1.80	7,170	45,270
Share purchase warrants	July 27, 2018	2.30	676,000
	August 7, 2018	2.30	71,700	747,700

Risk Factors

Investing in the common shares of the Company involves risk. Prospective investors should carefully consider the risks described below, together with all of the other information included in this MD&A before making an investment decision. If any of the following risks actually occurs, the business, financial condition or results of operations of the Company could be harmed. In such an event, the trading price of the common shares could decline and prospective investors may lose part or all of their investment.

Exploration and Mining Risks

Resource exploration, development, and operations are highly speculative, characterized by a number of significant risks, which even a combination of careful evaluation, experience and knowledge may not eliminate, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. Few properties that are explored are ultimately developed into producing mines. The Company will rely upon consultants and others for exploration, development, construction and operating expertise. Substantial expenditures are required to establish mineral resources and mineral reserves through drilling, to develop metallurgical processes to extract the metal from mineral resources, and in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

No assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. The exact effect of these factors cannot accurately be predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

The Company will carefully evaluate the political and economic environment in considering any properties for acquisition. There can be no assurance that additional significant restrictions will not be placed on the White River, Blackwater East or Lyn Projects and any other properties the Company may acquire or its operations. Such restrictions may have a material adverse effect on the Company’s business and results of operation.

Future Profits/Losses and Production Revenues/Expenses

The Company has no history of operations and expects that its losses will continue for the foreseeable future. There can be no assurance that the Company will be profitable in the future. The Company’s operating expenses and capital expenditures may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration of the Blackwater East, Lyn and White River Projects, and any other properties the Company may acquire are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and the results of consultants’ analyses and recommendations. The Company does not expect to receive revenues from operations in the foreseeable future, if at all. The Company expects to incur losses unless and until such time as the Company’s projects and any other properties the Company may acquire enter into commercial production and generate sufficient revenues to fund its continuing operations.

Permits and Licenses

The operations of the Company will require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out further exploration and development.

Additional Funding Requirements

Further exploration of the Company’s projects will require additional capital. The Company currently does not have sufficient funds to meet its exploration objectives. Accordingly, the continuing development of the Company’s properties will depend upon the Company’s ability to obtain financing through debt financing, equity financing, the joint venturing of projects, or other means.

There is no assurance that the Company will be successful in obtaining the required financing for these or other purposes, including for general working capital.

Environmental Matters

All of the Company’s mining operations will be subject to environmental regulations, which can make operations expensive or prohibit them altogether.

The Company may be subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of its mineral exploration, development and production.

Conflicts of Interest

The Company’s directors and officers may serve as directors or officers of other companies or companies providing services to the Company or they may have significant shareholdings in other companies. Situations may arise where the directors and/or officers of the Company may be in competition with the Company. Any conflicts of interest will be subject to and governed by the law applicable to directors’ and officers’ conflicts of interest. In the event that such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

Lack of Revenues; History of Operating Losses

The Company has incurred net losses and negative cash flow from its operations since incorporation in November of 2009. Although the Company will hope to eventually generate revenues, significant operating losses are to be anticipated for at least the next several years. To the extent that such expenses do not result in the creation of appropriate revenues, the Company’s business may be materially adversely affected.

Reliance on Key Personnel

The Company will be dependent on the continued services of its senior management team, and its ability to retain other key personnel. The loss of such key personnel could have a material adverse effect on the Company. There can be no assurance that any of the Company’s employees will remain with the Company or that, in the future, the employees will not organize competitive businesses or accept employment with companies competitive with the Company.

Furthermore, as part of the Company’s growth strategy, it must continue to hire highly qualified individuals. There can be no assurance that the Company will be able to attract, assimilate or retain qualified personnel in the future, which would adversely affect its business.

Disclosure of Internal Controls

Management has established processes to provide them sufficient knowledge to support representations that they have exercised reasonable diligence that (i) the audited year-end financial statements do not contain any untrue statement of material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it is made, as of the date of and for the periods presented by the audited year-end financial statements, and (ii) the audited year-end  financial statements fairly present in all material respects the financial condition, results of operations and cash flow of the Company, as of the date of and for the periods presented.

In contrast to the certificate required for non-venture issuers under National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings (“NI 52-109”), the Venture Issuer Basic Certificate does not include representations relating to the establishment and maintenance of disclosure controls and procedures (“DC&P”) and internal control over financial reporting (“ICFR”), as defined in NI 52-109. In particular, the certifying officers filing this certificate are not making any representations relating to the establishment and maintenance of:

(i) controls and other procedures designed to provide reasonable assurance that information required to be disclosed by the issuer in its annual filings, interim filings or other reports filed or submitted under securities legislation is recorded, processed, summarized and reported within the time periods specified in securities legislation; and

(ii) a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the issuer’s GAAP (IFRS).

The issuer’s certifying officers are responsible for ensuring that processes are in place to provide them with sufficient knowledge to support the representations they are making in the certificate. Investors should be aware that inherent limitations on the ability of certifying officers of a venture issuer to design and implement on a cost effective basis DC&P and ICFR as defined in NI 52-109 may result in additional risks to the quality, reliability, transparency and timeliness of interim and annual filings and other reports provided under securities legislation.

Directors and Officers

Kris Kottmeier

CEO and President

Richard DiBiase

Director,

Terry Johnson

Director and CFO

Neal Johnson

Director

Michael Johnson

Director

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in the common shares of the Company involves risk. Prospective investors should carefully consider the risks described below, together with all of the other information included in this MD&A before making an investment decision. If any of the following risks actually occurs, the business, financial condition or results of operations of the Company could be harmed. In such an event, the trading price of the common shares could decline and prospective investors may lose part or all of their investment.

Future Profits/Losses and Production Revenues/Expenses

The Company has no history of operations and expects that its losses will continue for the foreseeable future. There can be no assurance that the Company will be profitable in the future. The Company’s operating expenses and capital expenditures may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration of the Blackwater East, Lyn and White River Projects, and any other properties the Company may acquire are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and the results of consultants’ analyses and recommendations. The Company does not expect to receive revenues from operations in the foreseeable future, if at all. The Company expects to incur losses unless and until such time as the Company’s projects and any other properties the Company may acquire enter into commercial production and generate sufficient revenues to fund its continuing operations.

Permits and Licenses

The operations of the Company will require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out further exploration and development.

Additional Funding Requirements

Further exploration of the Company’s projects will require additional capital. The Company currently does not have sufficient funds to meet its exploration objectives. Accordingly, the continuing development of the Company’s properties will depend upon the Company’s ability to obtain financing through debt financing, equity financing, the joint venturing of projects, or other means.

There is no assurance that the Company will be successful in obtaining the required financing for these or other purposes, including for general working capital.

Environmental Matters

All of the Company’s mining operations will be subject to environmental regulations, which can make operations expensive or prohibit them altogether.

The Company may be subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of its mineral exploration, development and production.

Conflicts of Interest

The Company’s directors and officers may serve as directors or officers of other companies or companies providing services to the Company or they may have significant shareholdings in other companies. Situations may arise where the directors and/or officers of the Company may be in competition with the Company. Any conflicts of interest will be subject to and governed by the law applicable to directors’ and officers’ conflicts of interest. In the event that such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

Lack of Revenues; History of Operating Losses

The Company has incurred net losses and negative cash flow from its operations since incorporation in November of 2009. Although the Company will hope to eventually generate revenues, significant operating losses are to be anticipated for at least the next several years. To the extent that such expenses do not result in the creation of appropriate revenues, the Company’s business may be materially adversely affected.

Reliance on Key Personnel

The Company will be dependent on the continued services of its senior management team, and its ability to retain other key personnel. The loss of such key personnel could have a material adverse effect on the Company. There can be no assurance that any of the Company’s employees will remain with the Company or that, in the future, the employees will not organize competitive businesses or accept employment with companies competitive with the Company.

Furthermore, as part of the Company’s growth strategy, it must continue to hire highly qualified individuals. There can be no assurance that the Company will be able to attract, assimilate or retain qualified personnel in the future, which would adversely affect its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

As of July 27, 2015, the Company changed its address to 804-750 West Pender Street, Vancouver, British Columbia Canada, V6C 2T7, and the Company’s new telephone number was 778-654-3221.

Item 6.  Exhibits and Reports

Exhibits

Exhibit number	Exhibit description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

10.1	Reorganization Agreement (incorporated by reference to Form 8-K filed on July 30, 2015)*

10.2	Amendment to Reorganization Agreement*

3.1	Certificate of Merger, filed with the State of Michigan and effective as of August 11, 2015*

3.2	Certificate of Correction, filed with the State of Michigan on August 20, 2015, and effective as of August 11, 2015*

99.1	American First’s Certificate of Amalgamation, filed with the Province of British Columbia, Canada, on August 6, 2015*

99.2	American First’s Certificate of Change of Name, filed with the Province of British Columbia, Canada on August 7, 2015*

*For a copy of the full exhibit, refer to Form 8-K/A filed on www.otcmarkets.com on February 26, 2016 for the period ending July 1, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenflag Ventures Inc..

By:/s/ Kris Kottmeier

Kris Kottmeier, President,

 Chief Executive Officer

Date: March 21, 2016