Form 10-Q/A
period 2015-09-30
GREENFLAG VENTURES INC.
filed 2016-03-22
CIK 1498284

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
Statements of Operations for the three and Nine months ended September 30, 2015 and 2014, (unaudited)
Statements of Cash Flows for the three months and Nine months ended September 30, 2015 and 2014, (unaudited);
Statement of stockholders’ equity for the Nine months ended September 30, 2015 and 2014 (unaudited) Notes to

Greenflag Ventures Inc.

Condensed Consolidated Interim Financial Statements

For The Nine Months Ended September 30, 2015

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

Subsequent event Note 12

See accompanying notes to the unaudited condensed consolidated interim financial statements

5

Greenflag Ventures Inc.

Condensed consolidated interim statements of loss and comprehensive loss

(Unaudited – prepared by management)

(Expressed in US dollars)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

EXPENSES
Consulting fees	$ 10,471	$ 67,527	$ 10,471	$ 67,527
Interest and bank charges	38	3,213	95	3,300
Management and director fees	112,545	38,640	112,545	38,640
Office and miscellaneous	10,965	828	11,152	922
Professional fees	34,611	8,891	34,611	10,673
Shareholder communication	-	2,522	-	4,714
Transaction fees	774,835	-	774,835	-
Transfer agent, filing fees and shareholder relations	5,216	3,218	5,723	17,423

	(948,681)	(124,839)	(949,432)	(143,199)

OTHER ITEMS
Miscellaneous income	-	5,144	-	5,583

	-	5,144	-	5,583

Net income (loss) and comprehensive income (loss) for the period	$ (948,681)	$ (119,695)	$ (949,432)	$ (137,616)

Basic and diluted net income (loss) per common share	$ (0.04)	$ (0.01)	$ (0.05)	$ (0.02)

Weighted average number of common shares outstanding	27,847,769	13,890,294	20,591,289	9,081,551

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

Nine months ended September 30,

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

The Company will continue to execute its business model and if it has adequate financial resources to do so.  Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.  There were no changes in the Company’s approach to capital management during the Nine months ended September 30, 2015.  The Company is not subject to externally imposed capital requirements.

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

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the Exchange requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the Company’s issued and outstanding common shares.  Under the plan, an option’s maximum term is five years from the grant date

During the year ended March 31, 2015 and the Nine months ended September 30, 2015 there were no stock options outstanding.

8.        Share capital (cont’d)

Warrants

There were no changes in warrants during the year ended March 31, 2015 and the Nine months ended September 30, 2015.

Details of warrants outstanding as at June 30, 2015 are as follows:

Number of Shares	Exercise Price	Expiry Date

676,000	$2.25	July 27, 2018*
71,700 -	2.25	August 7, 2018**

747,700

*the exercise price of the warrants increases by $0.45 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $0.45 every year on August 7th until their expiry on August 7, 2018.

Agent’s Warrants

The changes in agent’s warrants during the year ended March 31, 2015 and Nine months ended September 30, 2015 are as follows:

	Nine months ended Sept. 30, 2015		Year ended March 31, 2015
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning of year	215,270	$ 0.38	215,270	$ 0.38
Warrants expired	(170,000)	(0.04)	-	-
Warrants outstanding, end of year	45,270	$ 2.25	215,270	$ 0.38
Warrants exercisable, end of year	45,270	$ 2.25	215,270	$ 0.38

Details of agent’s warrants outstanding as September 30, 2015 are as follows:

Number of Agent’s Warrants	Exercise Price	Expiry Date

38,100	$2.25	July 27,2018*
7,170	2.25	August 7, 2018**

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

The Company accrued management fees of $112,545 to a company controlled by a director of the Company during the Nine months ended September 30, 2015.

The Company did not incur any related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the Nine months ended September 30, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is dated March 21, 2016 unless otherwise indicated and should be read in conjunction with the unaudited condensed interim financial statements of Greenflag Ventures Inc. (“Greenflag”, “the Company”, “we”, “our” or “us”) for the Nine months ended September 30, 2015, and the related notes thereto. These interim unaudited financial statements, including comparatives, have been prepared using accounting policies consistent with International Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee (“IFRIC”).

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

Stock Options

No stock options were issued during the Nine months ended September 30, 2015.

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

Results of Operations for Greenflag Ventures Inc. for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months September 30, 2014.

Operating Expenses

During the three and Nine months ended September 30, 2015, the Company had operating expenses of $948,681 and $949,432, as compared to operating expenses of $124,839 and $143,199 during the three and Nine months ended September 30, 2014, an increase of $823,842 and $806,233, or approximately 660% and 563%. The increase in operating expenses experienced by the Company was primarily attributable to an increase in transaction fees of $774,835, which was the result of the corporate restructure. Refer to notes 1 and 8 to the financial statements for further detail.

Net Loss

The Company had a net loss of $(948,681) and $(949,432) for the three and Nine months ended September 30, 2015, as compared to a net loss of $(119,695) and $(137,616) for the three and Nine months ended September 30, 2014, a change of $828,986 and $811,816, or approximately 693% and 590%. The change in net (loss) experienced by the Company was primarily attributable to the transaction fees referenced above.

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

Cash Flow for the Company for the Three and Nine Month Period Ended September 30, 2015 as Compared to the Nine Month Period Ended September 30, 2014

Operating Activities. During the Nine-month period ended September 30, 2015, the net cash used by the Company in operating activities was $(95) as compared to net cash used in operating activities of $(85,431) during the Nine-month period ended September 30, 2014, a change of $(85,336) or approximately 99%. The decrease in our net cash used in operating activities was primarily attributable to net income adjusted by an increase in trade payables and accrued liabilities.

Financing Activities. During the Nine-month period ended September 30, 2015, the net cash provided by financing activities was zero as compared to net cash provided by financing activities of $75,030 during the Nine-month period ended September 30, 2014, a decrease of $75,030, or approximately 100%. The change in net cash provided by financing activities was primarily attributable to the fact that the Company did not issue any shares for cash in the Nine months ended September 30, 2015.

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

The Company is aware of the current conditions in the financial markets and has plaNined accordingly. The Company’s current treasury will allow it to fund mineral exploration efforts. If the market conditions prevail or improve, the Company will make adjustment to budgets accordingly. There can be no assurances that the Company will be successful in equity funding in the future.

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

The initial 2,000,000 seed common shares were placed in escrow and will be released from escrow on a time basis, as to 10% upon the completion of a QT and an additional 15% every Nine months thereafter over a period of three years.  100% of the escrow shares have been released.

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

Related party transactions

The Company recorded management fees to a company controlled by a director of the Company in the amount of $112,545 for the Nine months ended September 30, 2015.

The Company did not incur any related party transactions during the Nine months ended September 30, 2014.

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

Richard DiBiase

Director, CEO and President

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

Future Profits/Losses and Production Revenues/Expenses

The Company has no history of operations and expects that its losses will continue for the foreseeable future. There can be no assurance that the Company will be profitable in the future. The Company’s operating expenses and capital expenditures may increase in subsequent years as needed consultants, persoNinel and equipment associated with advancing exploration of the Blackwater East, Lyn and White River Projects, and any other properties the Company may acquire are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and the results of consultants’ analyses and recommendations. The Company does not expect to receive revenues from operations in the foreseeable future, if at all. The Company expects to incur losses unless and until such time as the Company’s projects and any other properties the Company may acquire enter into commercial production and generate sufficient revenues to fund its continuing operations.

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

By:/s/ John Karroll

John Karroll, President,

 Chief Executive Officer

Date: March 21, 2016