Form 10-K
period 2015-12-31
PROSALUTIS HOLDINGS INC.
filed 2017-03-10
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 00054082

PROSALUTIS HOLDINGS INC.

     British Columbia, Canada

N/A

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

   Identification No.)

804- 750 West Pender Street, Vancouver, British Columbia, Canada V6C 2TZ

(Address of principal executive offices)

    778-654-3221

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                Yes [   ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.    Yes  [   ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]

No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [   ]

No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  [   ]

No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer

[   }

Accelerated filer

[   ]

Non-accelerated filer

[   }

Smaller reporting company

[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [   ]

No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of registrant’s most recently completed second fiscal quarter - $153,684.

The number of shares outstanding of the registrant’s common stock as of September 30, 2016 was 102,558,842.

Documents Incorporated By Reference

None

Item 1.

BUSINESS

The Company owned certain non-performing mineral properties and these properties were abandoned during the year.

The Company was in negotiations to acquire the rights, title and interest in intellectual property relating to a drug named SPT1000, a natural metabolite which has a strong anti-inflammatory effect on the brain.  This agreement was completed on March 15, 2016.  The rights involved the issuance of 100,000,000 shares of common stock at $.001 per share.

Item 1A Risk Factors

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

We are highly dependent on our President and CEO.

We are largely dependent on Mauricio Gonzalez, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

If capital is not available to us to expand our business operations, we will not be able to pursue our business plan.

We will require a minimum of $1,500,000 to complete our future obligations. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from our shareholder and from public and private equity offerings. Our ability to access capital will depend on reaching certain milestones in our business plan. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event, it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

Risks Relating to Our Common Stock

We are controlled by a principal stockholder.

Innovestica LLP is our largest stockholder, holding beneficially, as of September 30, 2016, approximately sixty-eight(68%) percent of our outstanding shares. Through its share ownership, the stockholder is in a position to control the registrant and to elect our entire board of directors.

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

Our annual and quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

Our quarterly and annual operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of any license agreement, the timing of launch and market acceptance of our product, and the timing of the research, development and regulatory submissions of our products in development that could cause our operating results to fluctuate. The forecasting of the timing and amount of sales of our products is difficult due to market uncertainty and the uncertainty inherent in seeking FDA and other necessary approvals for our product. As a result, in some future quarters or years, our clinical, financial or operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

We do not have a history of paying dividends on our common stock.

Historically, we have not declared and paid any cash dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Any future sale of a substantial number of shares included in our current registration statement could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the then current trading price of our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the then current trading price of our common stock.

At this time there is no trading volume in our common stock

At the present time, until all of our SEC filings are made and brought up to date, there is a stop signal on the trading of our stock and as such there is no market for existing stockholders to sell their shares into the market.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices 804- 750 West Pender Street, Vancouver, British Columbia V6C 2TZ which are provided to us at free of charge at this time.

ITEM 3. LEGAL PROCEEDINGS.

The company is not party to any legal proceedings

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the OTC Markets – Pink Sheets under the Symbol GFGVF.  The stock is currently not trading.

DIVIDENDS

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

PENNY STOCK STATUS

If and when the Company begins to trade again, we believe that the price of the stock will be such that, it will be a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

ITEM 6 SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is not required since the Company is a small company reporting issuer.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2015 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted with the International Financial Reporting Standards as issued by the International Accounting Standards Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2015.

Results of Operations

For the year ended December 31, 2015, the Company earned $25,189 of which $525 was from interest.

General and administrative expenses for the year ended December 31, 2015 included $451,283 paid to outside consultants mainly related to negotiating the Technology Agreement that was signed in March 2016 and for merger of American First Financial and the Company.  Additional transactions fees of $786,156 were incurred to effect this merger.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company is not trading at this time and the fact that it is a smaller reporting issuer, this information will be omitted from this filing.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with International Accounting Standards Board, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B OTHER INFORMATION

None

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are as follows:

Richard Dibiase

Director, President, CEO and CFO

Michael Johnson

Director

Neal Johnson

Director

Relevant Education and Experience

 Richard DiBiase

 Richard DiBiase has over 15 years of capital markets experience. He has served as an officer, director and consultant to private and public technology and resource firms at all stages of corporate development.  Mr. DiBiase has been involved in the debt and equity financing of micro and small-cap issuers listed on American, Canadian and European exchanges.

 Neal Johnson

 Neal Johnson has worked in the banking industry for 36 years, holding various positions up to regional manager. For the last 15 years, he has worked as a residential mortgage loans officer. Mr. Johnson has been a member of The Eau Gallie Yacht Club for the last 20 years, serving as Commodore in 2004-2005. He served on the board of directors of AMI Kids, Inc., a youth offender program in Brevard County, Florida, serving three years as Board Chair. He is also a past Chairman of Leadership Brevard, the county’s leadership development program.

Michael Johnson

Michael Johnson has been involved in the property insurance business for the past 40 years, working as an independent adjuster for various insurance companies and handling both commercial and residential property damage. This role also involved managing and supervising other adjusters in various natural disaster situations. Since 2000, Mr. Johnson has also worked as a surveyor and appraiser for coal mining companies in southern Illinois, evaluating the replacement costs and cash value of commercial and residential properties. Mr. Johnson obtained his real estate license in Missouri in 2013. In all of his roles, Mr. Johnson has gained experience in business management, employee management, mitigation of damage, appraisals, arbitration and dispute resolution. Mr.

Johnson obtained his Associate of Arts Degree from Brevard Community College in 1972 and a Bachelor of Arts Degree from the University of South Florida in 1974.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2015, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11 EXECUTIVE COMPENSATION

Kris Kottmeier who was the previous President, CEO, Secretary, Treasurer and Chairman of the Board in 2014 received as compensation a total of $126,016 for the year ended December 31, 2015.

No other officers or directors received compensation during the year ended December 31, 2015.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None of the officers or directors own any stock in the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2015, our principal accountants have billed approximately $2,500.

AUDIT-RELATED FEES

There were no fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

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

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)

FINANCIAL STATEMENTS

31.1

CERTIFICATION

32.1

CERTIFICATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSALUTIS HOLDINGS INC.

Dated: March 10, 2017

s/s Mauricio Gonzales

Mauricio Gonzales, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s Mauricio Gonzales

Mauricio Gonzales, CEO

March 10, 2017

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed Consolidated Annual Financial Statements

For The Year Ended December 31, 2015

(Expressed in US Dollars)

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated statements of financial position

(Expressed in US dollars)

	Notes	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents		$ 5,242	$ 2,192
Receivables		3,487	3,487
Prepaid expenses and deposits		-	4,122
		8,729	9,800
Non-current assets
Note Receivable	4	378,161	-
Exploration and evaluation assets		-	483,481
TOTAL ASSETS		$ 386,889	$ 493,282
LIABILITIES Trade payables and accrued liabilities	7	$ 419,124	$ 199,287
Note Payable	5	400,000	-
Convertible loan	8	64,287	64,287
TOTAL LIABILITIES		883,411	263,574
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Stock	9	3,548,187	2,373,870
Additional paid-in-capital	9	255,296	255,296
Accumulated deficit		(4,300,005)	(2,399,459)
TOTAL EQUITY (DEFICIENCY)		(496,522)	229,708
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 386,889	$ 493,282

See accompanying notes to the audited condensed consolidated Annual financial statements

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated Annual statements of loss and comprehensive loss

(Expressed in US dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014

EXPENSES
Consulting fees	$ 451,283	$ 68,069
Interest and bank charges	5,797	5,029
Management and director fees	126,016	95,296
Office and miscellaneous	21,870	1,308
Professional fees	44,608	22,123
Rent	-	490
Shareholder communication	-	6,321
Transaction fees	786,156	-
Transfer agent, filing fees and shareholder relations	6,524	23,953

	(1,442,254)	(222,590)

OTHER ITEMS
Interest Income	525	-
Gain on settlement of debt	-	1,134
Miscellaneous income	24,664	5,628
Write-off of exploration and evaluation assets	(483,481)	-

	(458,292)	6,762

Net income (loss) and comprehensive income (loss) for the period	$ (1,900,546)	$ (215,828)

Basic and diluted net income (loss) per common share	$ (0.04)	$ (0.59)

Weighted average number of common shares outstanding	43,770,573	365,400

See accompanying notes to the audited condensed consolidated Annual financial statements

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated Annual statement of changes in shareholders’ equity

(Expressed in US dollars)

		Share capital
	Notes	Number of voting common shares	Amount	Reserve	Deficit	Total
Balance at December 31, 2013		389,029	$ 2,297,293	$ 255,296	$ (2,183,631)	$ 368,958
Shares issued for cash (Note 8)		10,000,000	75,030	-	-	75,030
Shares issued for cash (Note 8)		2,791,240	1,547	-	-	1,547
Comprehensive loss for the year		-	-	-	(215,828)	(215,828)
Balance at December 31, 2014		13,180,269	$ 2,373,870	$ 255,296	$ (2,399,459)	$ 229,708
Shares issued per reorganization (Note 1 and 9)		20,661,500	786,156	-	-	786,156
Shares issued for cash (Note 9)		1,000,000	10,000	-	-	10,000
Shares issued per promissory note (Note 4 and 9)		10,000,000	378,161	-	-	378,161
Comprehensive loss for the year		-	-	-	(1,900,546)	(1,900,546)
Balance at December 31, 2015		44,841,769	$ 3,548,187	$ 255,296	$ (4,300,005)	$ (496,522)

See accompanying notes to the audited condensed consolidated Annual financial statements

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated Annual statements of cash flows

Year ended December 31, 2015

(Expressed in US dollars)

	2015	2014
Operating activities
Income (loss) for the period	$ (1,900,546)	$ (215,828)
Adjustments for:
Transaction costs	786,156	-
Write-off of exploration assets	483,481	-
Changes in non-cash working capital items:
Decrease (increase) in prepaids	4,122	1,367
Decrease (increase) in receivables	-	(2,714)
Increase (decrease) in trade payables and accrued liabilities	219,837	114,511
Net cash flows provided by (used in) operating activities	(406,950)	(102,663)
Investing activities
Return of bond payable	-	8,508
Net cash flows provided by investing activities	-	8,508
Financing activities
Shares issued for cash	10,000	76,577
Promissory note issued for consulting services	400,000	76,577
Net cash flows provided by financing activities	410,000	76,577
Increase (decrease) in cash and cash equivalents	3,050	(17,578)
Cash and cash equivalents, beginning of period	2,192	19,770
Cash and cash equivalents, end of period	$ 5,242	$ 2,192

See accompanying notes to the audited condensed consolidated Annual financial statements

6

1.

Nature and continuance of operations

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.) (“Prosalutis” or the “Company”) was incorporated on November 25, 2009, under the laws of the province of British Columbia, Canada.

From July through September 2015, the Company issued 20,661,500 common shares and completed a reverse merger with American First Financial Inc. (“American First”), a private British Columbia company, pursuant to a reorganization agreement dated July 27, 2015 whereby American First acquired 60% of the issued and outstanding common shares of the Company in exchange for 100% of the issued and outstanding common shares of American First.

Prior to the reverse merger, American First completed a reorganization with WTTJ, Corp, a corporation incorporated under the laws of the State of Michigan (“WTTJ”) pursuant to a reorganization agreement dated July 1, 2015 whereby WTTJ acquired 100% of the issued and outstanding common shares of American First in exchange for 82% of the issued and outstanding common shares of WTTJ.

The head office, principal address and registered and records office of the Company are located at 1800 – 999 West Hastings Street, Vancouver, British Columbia, V6C 2W2.

These audited condensed consolidated annual financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future.  The Company’s continuation as a going concern is dependent upon the successful results from its activities and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

2.

Significant accounting policies and basis of preparation

Statement of compliance and conversion to International Financial Reporting Standards

The consolidated annual financial statements, including comparatives, have been prepared in accordance with International Accounting Standard 34 “Annual Financial Reporting” (“IAS 34”) using accounting policies consistent with International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and Interpretations of the IFRS Interpretations Committee (“IFRIC”).

Basis of preparation

The financial statements of the Company have been prepared on an accrual basis and are based on historical costs, modified where applicable.  The consolidated annual financial statements are presented in US dollars unless otherwise noted, which have been converted from the Company’s functional currency, Canadian dollars.

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

The Company will continue to execute its business model and if it has adequate financial resources to do so.  Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.  There were no changes in the Company’s approach to capital management during the nine months ended December 31, 2015.  The Company is not subject to externally imposed capital requirements.

4.

Note receivable

On October 1, 2015, the Company received a promissory note in the amount of $378,161 in exchange for the issuance of 10,000,000 common shares of the Company.  The promissory note carries an interest rate of 3% per annum, compounded annually, on the unpaid balance and the note is due on October 1, 2020.

Should the holder of the note sell any common shares, the equal prorated amount of the promissory note is due within 7 days of any sale of common shares.

5.

Note payable

On September 1, 2015 the Company entered into a consulting agreement for outreach, radio, and television services with a third party consultant. The services include the following: broadcast of radio & tv interviews, re-broadcast of interviews, newsletter outreach, ancillary press services, company spokesperson services, general financial public relations services, broker dealer introduction services, as well as counsel regarding strategic business and financial plans. In exchange for the services, the Company agreed to a fee of $35,000 due within 60 days, in addition to $400,000 worth stock in the Company, restricted for a maximum of six months. In conjunction with the consulting agreement, the Company signed a promissory note for $400,000 due on October 2, 2015 with a 3% annual interest rate.

For the year ended December 31, 2015, the Company recorded a consulting fee expense of $435,000 in relation to the agreement. As of December 31, 2015 the $35,000 fee had not yet been paid and is on the balance sheet in trade payables and accrued liabilities and the $400,000 promissory note is on the balance sheet in notes payable. Additionally, $4,000 in interest expense related to the promissory note has been recorded on the income statement under interest and bank charges as well as on the balance sheet in trade payables and accrued liabilities.

6.

Exploration and evaluation assets

Blackwater East

Cost
Balance, March 31, 2013	$ 549,340
Acquisition costs	66,556
BC METC refund	(132,415)
Balance, March 31, 2014	$ 483,481

Write-off	(483,481)
Balance, March 31, 2015 and December 31, 2015	$ -

Blackwater East
Cost, cumulative
Legal and other fees	$ 5,573
Geology and consulting	441,816
BC METC refund	(132,415)
Acquisition costs	168,508

Balance, March 31, 2014	$ 483,481

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

The following is a description of the Company’s exploration and evaluation assets and the related spending commitments:

Blackwater East

In 2011 the Company entered into an option agreement with Ansell Capital Corp. (‘Ansell’) to earn up to a 100% interest in the Blackwater East (formerly Kuyakuz) property, located in British Colombia, Canada. This option agreement was approved by the Exchange as the Company’s Qualifying Transaction on March 30, 2011.

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

Making $121,011 in staged cash payments (paid- $121,011)

Issuing 30,000 common shares (300,000 issued)

5.

Exploration and evaluation assets (cont’d)

6.

Exploration and evaluation assets (cont’d)

Incurring $756,321 in exploration work on the Blackwater East property ($441,816 incurred)

The Company has a further option to acquire the remaining 30% undivided interest in the Property (for an aggregate interest of 100%) by issuing an additional 220,000 shares of the Company on or before June 7, 2015.

The Property is subject to a 2% net smelter returns royalty (“NSR”) payable to Ansell, which may be purchased by the Company for $756,321.

On May 30, 2011, the company entered into a mineral claim purchase agreement with Michael Don Till to purchase 4 mineral claims located in the Omineca Mining Division of BC, by paying $3,025 (paid) and issuing 3,000 common shares (issued).

During the year-ended December 31, 2015, the Company abandoned the property and wrote off $483,481 to operations.

6.

Exploration and evaluation assets

7.

Trade payables and accrued liabilities

	Dec. 31, 2015	Dec. 31, 2014
Trade payables	$ 200,688	$ -
Due to related parties	206,873	199,287
Accrued liabilities	11,563	-
	$ 419,124	$ 199,287

8.

Convertible loan

On April 8, 2013 the Company received $64,287 in convertible loan subscriptions. The loan has bears interest at 10% with interest payable semi-annually.  For the year ended December 31, 2015, the Company has accrued $6,429 of interest expense. Upon conversion, the loan will convert into 170,000 units at a price of $0.38 per unit. Each unit will consist of one common share and one non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.38 per share in the first year and $0.76 per share thereafter. In relation to the convertible loan subscription, the Company paid a finder’s fee of $6,429 and 17,000 Agent’s Warrants. The Agent’s Warrants were valued at $3,857 using the Black-Scholes Model and the following assumptions:

8.

Convertible loan (cont’d)

Expected life of agent’s warrants	1.5 years
Annualized volatility	131.20%
Risk-free interest rate	1.16%
Dividend rate	0%

9.

Share capital

Authorized share capital

Unlimited number of voting common shares without par value and unlimited number of non-voting common shares without par value.

Share Consolidation

Effective April 16, 2014 the Company implemented a reverse split of its common stock with a ratio of one post-split share for every 10 shares issued and outstanding on that date, resulting in a reduction of its issued and outstanding common shares from 3,890,294 to 389,029 shares. All share and related option information presented in these financial statements and accompanying footnotes has been adjusted retroactively to reflect the decreased number of shares resulting from the split.

Share issuances

On July 22, 2014, the company issued 10,000,000 common shares with a value of $75,030 as consideration per the escrow agreement dated May 29, 2014.

From July through December 2014, the company issued 2,791,240 with a value of $1,547.

From July through September 2015, the Company issued 20,661,500 common shares valued at $0.038 per common share for $786,156 included as transaction fees on the statement of loss and comprehensive loss as part of the corporate restructure as discussed in Note 1 to the financial statements.

On October 1, 2015, the Company issued 10,000,000 common shares with a value of $378,161 as consideration of a note receivable (see Note 4).

On November 5, 2015, the company issued 1,000,000 with a value of $10,000.

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the Exchange requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the Company’s issued and outstanding common shares.  Under the plan, an option’s maximum term is five years from the grant date

During the year ended December 31, 2015 there were no stock options outstanding.

Warrants

There were no changes in warrants during the year ended December 31, 2015.

Details of warrants outstanding as at December 31, 2015 are as follows:

Number of Shares	Exercise Price	Expiry Date

67,600	$22.70	July 27, 2018*
7,170 -	22.70	August 7, 2018**

74,770

*the exercise price of the warrants increases by $4.50 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $4.50 every year on August 7th until their expiry on August 7, 2018.

Agent’s Warrants

The changes in agent’s warrants during the year ended March 31, 2015 (former year end) and nine months ended December 31, 2015 are as follows:

	Nine months ended Dec. 31, 2015		Year ended March 31, 2015
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning of year	21,527	$ 3.80	21,527	$ 3.80
Warrants expired	(17,000)	(0.38)	-	-
Warrants outstanding, end of year	4,527	$ 22.70	21,527	$ 3.80
Warrants exercisable, end of year	4,527	$ 22.70	21,527	$ 3.80

Details of agent’s warrants outstanding as December 31, 2015 are as follows:

Number of Agent’s Warrants	Exercise Price	Expiry Date

3,810	$22.70	July 27,2018*
717	22.70	August 7, 2018**

4,527

*the exercise price of the warrants increases by $4.50 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $4.50 every year on August 7th until their expiry on August 7, 2018.

Reserve

The reserve records items recognized as share-based compensation expense until such time that the stock options are exercised, at which time the corresponding amount will be transferred to share capital. If the options expire unexercised, the amount remains in the reserves.

10.

Related party transactions

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	Dec. 31, 2015	Dec. 31, 2014
Companies controlled by former directors of the Company	$ 224,543	$ 93,425

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company accrued management fees of $151,264 to a company controlled by a director of the Company during the year ended December 31, 2015.

The Company did not incur any related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the year ended December 31, 2015.

11.

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

Classification of financial instruments

Financial assets included in the statement of financial position are as follows:

	Dec. 31, 2015	Dec. 31, 2014
Cash and cash equivalents	$ 5,242	$ 2,192
	$ 5,242	$ 2,192

Financial liabilities included in the statement of financial position are as follows:

	Dec. 31, 2015	Dec. 31, 2015
Non-derivative financial liabilities:
Trade payables Note Payable	$ 419,124 400,000	$ 199,287 -
Convertible loan	64,287	64,287
	$ 883,411	$ 263,574

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

12.

Segmented information

The Company operates in one reportable operating segment, being business development in North America.  Up to March 31, 2015, the Company operated in mining exploration and development.

13.

Subsequent Events

The Company evaluated subsequent events through February 15, 2017. As of February 15, 2017, the Company   has the following material subsequent events:

On March 18, 2016 the Company approved a reverse split of its common stock with a ratio of one post-split   share for every 1,000 shares issued and outstanding on that date, resulting in a reduction of its issued and   outstanding common shares from 51,841,769 to 51,842 shares.

On March 11, 2016, the Company completed a non-brokered private placement financing and issued 7,000 common shares in exchange for $7,000 in gross proceeds.

On March 15, 2016 the Company entered into an exclusive rights agreement whereby the Company agreed to issue 100,000,000 shares in exchange for all rights, title, and interest in intellectual property and all associated patents, patents pending, patent applications, copyright and trademarks relating to a drug trade named SPT1000, a natural metabolite, which has a strong anti-inflammatory effect in the brain (“Technology”). The Company agreed to provide a minimum of $1,500,000.00 USD on a best efforts basis in development and production funding for the continued and further enhancement, improvement, modification and commercialization of the Technology. The Company also agreed to pay a ten percent (10%) royalty based on total net profits received from the commercial sales of the Technology to a third party.

On June 20, 2016, the Company issued 50,000,000 shares valued at $50,000.00 as consideration towards the Technology as per the exclusive rights agreement.

On August 3, 2016, the Company issued 50,000,000 shares valued at $50,000.00 as consideration towards the Technology as per the exclusive rights agreement.

On September 22, 2016, the Company issued 2,500,000 shares valued at $100,000.00 as consideration towards the $400,000.00 promissory note referenced in Note 5 above. As of September 22, 2016, the remaining balance on the promissory note is $300,000.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

We have audited the accompanying consolidated financial statements of Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.) which comprise the statements of financial position as at December 31, 2015, the statement of operations and the statement of changes in equity and cash flows for the year then ended and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, and for such internal control as management determines is necessary to enable the preparation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We are registered with the Canadian Public Accountability Board (Canada) and conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.) as at December 31, 2015 and its financial performance, and the statement of operations and its cash flows for the period of the year then ended in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Emphasis of Matter

Without qualifying our opinion, we draw attention to Note 1 in the financial statements which indicates that the Company has limited working capital available for ongoing corporate and administrative operations, no current sources of revenue, and is dependent upon its ability to secure new sources of financing. These conditions, along with other matters as set forth in Note 11 indicate the existence of a material uncertainty that may cast significant doubt about the Company's ability to continue as a going concern.

/s/ Scrudato & Co., PA

Califon, New Jersey USA

February 16, 2017