Form 10-Q
period 2016-03-31
PROSALUTIS HOLDINGS INC.
filed 2017-03-10
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

[ ] TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 00054082

PROSALUTIS HOLDINGS INC.

     British Columbia, Canada

N/A

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

   Identification No.)

804- 750 West Pender Street, Vancouver, British Columbia, Canada V6C 2TZ

(Address of principal executive offices)

    778-654-3221

(Registrant’s telephone number)

                         GREENFLAG VENTURES INC.

(Former name, former address and former fiscal year)

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

Large accelerated filer

[   }

Accelerated filer

[   ]

Non-accelerated filer

[   }

Smaller reporting company

[x]

The Company’s outstanding common shares as of September 30, 2016 was 102,558,842

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements for the quarter ended March 31, 2016 are provided herein.

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed Consolidated Interim Financial Statements

For The Quarter Ended March 31, 2016

(Expressed in US Dollars)

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated statements of financial position

(Expressed in US dollars)

	Notes	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents		$ 12,242
Receivables		3,487
		15,729
Non-current assets
Note Receivable	4	378,161
TOTAL ASSETS		$ 393,889
LIABILITIES
Trade payables and accrued liabilities Note Payable	5 7	426,981 400,000
Convertible loan	6	64,287
TOTAL LIABILITIES		891,268
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Stock	8	3,555,187
Additional paid-in-capital	8	255,296
Accumulated deficit		(4,307,862)
TOTAL EQUITY (DEFICIENCY)		(497,379)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 393,889

See accompanying notes to the unaudited condensed consolidated interim financial statements

5

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated interim statements of loss and comprehensive loss

(Expressed in US dollars)

Quarter Ended March 31, 2016

EXPENSES
Interest and bank charges	$ 4,607
Office and miscellaneous	1,000
Shareholder communication	1,500
Transfer agent, filing fees and shareholder relations	750

Total expenses	(7,857)

Net income (loss) and comprehensive income (loss) for the period	$ (7,857)

Basic and diluted net income (loss) per common share	$ (0.015)

Weighted average number of common shares outstanding	51,842

See accompanying notes to the unaudited condensed consolidated interim financial statements

6

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated interim statement of changes in shareholders’ equity

(Expressed in US dollars)

		Share capital
	Notes	Number of voting common shares	Amount	Reserve	Deficit	Total
Balance at December 31, 2015		44,842	$ 3,548,187	$ 255,296	$ (4,300,005)	$ (496,522)
Shares issued for cash (Note 8)		7,000	7,000	-	-	7,000
Comprehensive loss for the quarter		-	-	-	(7,857)	(7,857)
Balance at March 31, 2016		51,842	$ 3,555,187	$ 255,296	$ (4,307,862)	$ (497,379)

See accompanying notes to the unaudited condensed consolidated interim financial statements

7

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated interim statement of cash flows

(Expressed in US dollars)

Quarter Ended March 31, 2016
Operating activities
Income (loss) for the period	$ (7,857)
Changes in non-cash working capital items:
Increase (decrease) in trade payables and accrued liabilities	7,857
Net cash flows provided by (used in) operating activities	-
Financing activities
Shares issued for cash	7,000
Net cash flows provided by financing activities	7,000
Increase (decrease) in cash and cash equivalents	7,000
Cash and cash equivalents, beginning of period	5,242
Cash and cash equivalents, end of period	$ 12,242

See accompanying notes to the unaudited condensed consolidated interim financial statements.

1.

Nature and continuance of operations

Prosalutis Holdings Inc. (“Prosalutis” or the “Company”) was incorporated on November 25, 2009, under the laws of the province of British Columbia, Canada. On March 18, 2016 the Company’s name was changed from Green Flag Ventures Inc. to Prosalutis Holdings Inc.

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

On March 15, 2016 the Company entered into an exclusive rights agreement whereby the Company agreed to issue 100,000,000 shares in exchange for all rights, title, and interest in intellectual property and all associated patents, patents pending, patent applications, copyright and trademarks relating to a drug trade named SPT1000, a natural metabolite, which has a strong anti-inflammatory effect in the brain (“Technology”). The Company agreed to provide a minimum of $1,500,000.00 USD on a best efforts basis in development and production funding for the continued and further enhancement, improvement, modification and commercialization of the Technology. The Company also agreed to pay a ten percent (10%) royalty based on total net profits received from the commercial sales of the Technology to a third party. As of March 31, 2016 no shares have been issued.

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

The Company will continue to execute its business model and if it has adequate financial resources to do so.  Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.  There were no changes in the Company’s approach to capital management during the three months ended March 31, 2016.  The Company is not subject to externally imposed capital requirements.

4.

Note receivable

On October 1, 2015, the Company received a promissory note in the amount of $378,161 in exchange for the issuance of 10,000 common shares of the Company.  The promissory note carries an interest rate of 3% per annum, compounded annually, on the unpaid balance and the note is due on October 1, 2020.

Should the holder of the note sell any common shares, the equal prorated amount of the promissory note is due within 7 days of any sale of common shares.

5.

Trade payables and accrued liabilities

Mar. 31, 2016
Trade payables	$ 200,688
Due to related parties	210,123
Accrued liabilities	16,170
$ 426,981

6.

Convertible loan

On April 8, 2013 the Company received $64,287 in convertible loan subscriptions. The loan has bears interest at 10% with interest payable semi-annually.  For the quarter ended March 31, 2016, the Company has accrued $1,607 of interest expense. Upon conversion, the loan will convert into 170 units at a price of $380.00 per unit. Each unit will consist of one common share and one non-transferable share purchase warrant. Each warrant is exercisable at a price of $380.00 per share in the first year and $760.00 per share thereafter. In relation to the convertible loan subscription, the Company paid a finder’s fee of $6,429 and 17 Agent’s Warrants. The Agent’s Warrants were valued at $3,857 using the Black-Scholes Model and the following assumptions:

Expected life of agent’s warrants	1.5 years
Annualized volatility	131.20%
Risk-free interest rate	1.16%
Dividend rate	0%

7.

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

As of March 31, 2016 the $35,000 fee had not yet been paid and is on the balance sheet in trade payables and accrued liabilities and the $400,000 promissory note is on the balance sheet in notes payable. Additionally, $3,000 in interest expense related to the promissory note for the quarter ended March 31, 2016 has been recorded on the income statement under interest and bank charges as well as on the balance sheet in trade payables and accrued liabilities.

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

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the Exchange requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the Company’s issued and outstanding common shares.  Under the plan, an option’s maximum term is five years from the grant date

During the quarter ended March 31, 2016 there were no stock options outstanding.

Warrants

There were no changes in warrants during the quarter ended March 31, 2016.

Details of warrants outstanding as at March 31, 2016 are as follows:

Number of Shares	Exercise Price	Expiry Date

67.6	$22,700.00	July 27, 2018*
7.17 -	22,700.00	August 7, 2018**

74.77

*the exercise price of the warrants increases by $4,500.00 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $4,500.00 every year on August 7th until their expiry on August 7, 2018.

Agent’s Warrants

The changes in agent’s warrants during the quarter ended March 31, 2016:

	Three months ended Mar. 31, 2016
	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning of quarter	4.53	$ 22,700.00
Warrants outstanding, end of quarter	4.53	$ 22,700.00
Warrants exercisable, end of quarter	4.53	$ 22,700.00

Details of agent’s warrants outstanding as March 31, 2016 are as follows:

Number of Agent’s Warrants	Exercise Price	Expiry Date

3.81	$22,700.00	July 27,2018*
.717	22,700.00	August 7, 2018**

4.527

*the exercise price of the warrants increases by $4,500.00 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $4,500.00 every year on August 7th until their expiry on August 7, 2018.

Reserve

The reserve records items recognized as share-based compensation expense until such time that the stock options are exercised, at which time the corresponding amount will be transferred to share capital. If the options expire unexercised, the amount remains in the reserves.

8.

Related party transactions

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

Mar. 31, 2016
Companies controlled by former directors of the Company	$ 224,543

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company did not incur any related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the quarter ended March 31, 2016.

9.

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

Classification of financial instruments

Financial assets included in the statement of financial position are as follows:

Mar. 31, 2016
Cash and cash equivalents	$ 12,242
$ 12,242

Financial liabilities included in the statement of financial position are as follows:

Mar. 31, 2016
Non-derivative financial liabilities:
Trade payables Note Payable	$ 426,981 400,000
Convertible loan	64,287
$ 891,268

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

10.

Segmented information

The Company operates in one reportable operating segment, being business development in North America.

11.

Subsequent Events

The Company evaluated subsequent events through April 1, 2016. As of April 1, 2016, the Company has no material subsequent events.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2016, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is dated FE unless otherwise indicated and should be read in conjunction with the unaudited condensed interim financial statements of Prosalutis Holdings Inc. (“the Company”, “we”, “our” or “us”) for the three months ended March 31, 2016, and the related notes thereto. These condensed consolidated interim unaudited financial statements, have been prepared using accounting policies consistent with International Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee (“IFRIC”).

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

Operating Expenses

There was no revenue realized in the quarter ended March 31, 2016.

General and administrative expenses for the quarter ended March 31, 2016 were $7,857 of which $4,607 represented loan interest on $64,287 of loans payable of $1,607 and loan interest on notes payable of $400,000 of $3,000.

Liquidity and Capital Resources

Currently, we have limited operating capital. The Company anticipates that it will require approximately $1,500,000 of working capital to complete all of its desired business activity during the next twelve months. The Company has earned limited revenue from its business operations. Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and, to date, the revenues generated from our business operations have not been sufficient to fund our operations or planned growth. As noted above, we will likely require additional capital to continue to operate our business, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our operations, business development and financial results.

In the event we are not successful in reaching our sustained proceeds from convertible financing and private placement targets, we anticipate that depending on market conditions and our plan of operations, we may incur operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. We are subject to many factors, which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our product, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

The following discussion outlines the state of our liquidity and capital resources for the period ended March 31, 2016.

Liquidity

At March 31, 2016, the Company had negative working capital of $497,379 of which $12,242 was cash and equivalents. The Company manages its capital structure and makes adjustments to it, based on available funds to the Company.

As of March 31, 2016, the Company has no outstanding commitments except for its best effort commitment to fund $1,500,000 based on the Technology Agreement of March 15, 2016. The Company has not pledged any of its assets as security for loans, or otherwise and is not subject to any debt covenants. The Company has sufficient working capital at this time to meet its ongoing financial obligations.

Off-Balance Sheet Arrangements

As of the date of this filing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company including, without limitation, such considerations as liquidity and capital resources that have not previously been discussed.

RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities:

Companies controlled by former directors of the Company	$ 224,543

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company did not incur any additional related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the quarter ended March 31, 2016.

Critical Accounting Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. The financial statements include estimates which, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and the revision affects both current and future periods. Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

•  the inputs used in measurement for warrants

•  the inputs used in measurement for share based payments expense

• the $nil provision for income taxes which is included in the unaudited condensed interim statements of comprehensive loss and recognition of deferred income tax assets and liabilities included in the year-end audited statement of financial position at December  31, 2015.

Change in Accounting Policies

Recent accounting pronouncements

The following standards, amendments, and interpretations have been adopted by the Company as of January 1, 2015. There was no impact on the financial statements as a result of the adoption of these standards, amendments, and interpretations:

a)

IFRS 8 Operating Segments;

b)

IAS 32 Financial Instruments; Presentation;

c)

IAS 36 Impairment of Assets; and

d)

IFRIC 21 Levies.

Financial Instruments

The Company's financial instruments, consisting of cash and cash equivalents of $12,242, approximate fair values due to the relatively short term maturities of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

As at March 31, 2016, the Company had negative working capital of $497,379 and an accumulated deficit of $4,307,862. The Company’s continuation as a going concern is dependent upon the successful results from the successful development of its new drug product and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

For more information see Note 11 of the notes to the condensed consolidated interim financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

 Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A – Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016 we sold 7,000 shares of common stock that have not been registered for a total cash value of $7,000 to fund ongoing operations of the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

None

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prosalutis Holdings Inc.

By:/s/ Mauricio Gonzales

 Mauricio Gonzales, Chief Executive Officer

Date: March 10, 2017