Form 10-Q
period 2016-06-30
PROSALUTIS HOLDINGS INC.
filed 2017-03-10
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements for the quarter ended June 30, 2016 are provided herein.

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed Consolidated Interim Financial Statements

For The Quarter Ended June 30, 2016

(Expressed in US Dollars)

Prosalutis Holdings Inc.(formerly Greenflag Ventures Inc.

Condenses consolidated statement of financial position

(Unaudited – prepared by management)

(Expressed in US dollars)

	Notes	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents		$ 12,242
Receivables		3,487
		15,729
Non-current assets
Note Receivable Intangible Asset - Technology	4 1	378,161 50,000
TOTAL ASSETS		$ 443,890
LIABILITIES
Trade payables and accrued liabilities Note payable	5 7	$ 434,838 400,000
Convertible loan	6	64,287
TOTAL LIABILITIES		899,125
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Stock	8	3,605,187
Additional paid-in-capital	8	255,296
Accumulated deficit		(4,315,719)
TOTAL EQUITY (DEFICIENCY)		(455,236)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 443,890

See accompanying notes to the unaudited condensed consolidated interim financial statements.

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated interim statements of loss and comprehensive loss

(Unaudited – prepared by management)

(Expressed in US dollars)

Quarter Ended June 30, 2016

EXPENSES
Interest and bank charges	$ 4,607
Office and miscellaneous	1,000
Shareholder communication	1,500
Transfer agent, filing fees and shareholder relations	750

Total expenses	(7,857)

Net income (loss) and comprehensive income (loss) for the period	$ (7,857)

Basic and diluted net income (loss) per common share	$ (0.0002)

Weighted average number of common shares outstanding	50,051,842

See accompanying notes to the unaudited condensed consolidated interim financial statements

5

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated interim statement of changes in shareholders’ equity

(Unaudited – prepared by management)

(Expressed in US dollars)

		Share capital
	Notes	Number of voting common shares	Amount	Reserve	Deficit	Total
Balance at March 31, 2016		51,842	$ 3,555,187	$ 255,296	$ (4,307,862)	$ (497,379)
Shares issued for intellectual property (Note 1 and 7)		50,000,000	50,000	-	-	50,000
Comprehensive loss for the quarter		-	-	-	(7,857)	(7,857)
Balance at June 30, 2016		50,051,842	$ 3,605,187	$ 255,296	$ (4,315,719)	$ (455,236)

See accompanying notes to the unaudited condensed consolidated interim financial statements

6

Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)

Condensed consolidated interim statements of cash flows

Quarter ended June 30, 2016

(Unaudited – prepared by management)

(Expressed in US dollars)

Quarter Ended June 30, 2016
Operating activities
Income (loss) for the period	$ (7,857)
Changes in non-cash working capital items:
Increase (decrease) in trade payables and accrued liabilities	7,857
Net cash flows provided by (used in) operating activities	-
Increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	12,242
Cash and cash equivalents, end of period	$ 12,242

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

On March 15, 2016 the Company entered into an exclusive rights agreement whereby the Company agreed to issue 100,000,000 shares in exchange for all rights, title, and interest in intellectual property and all associated patents, patents pending, patent applications, copyright and trademarks relating to a drug trade named SPT1000, a natural metabolite, which has a strong anti-inflammatory effect in the brain (“Technology”). The Company agreed to provide a minimum of $1,500,000.00 USD on a best efforts basis in development and production funding for the continued and further enhancement, improvement, modification and commercialization of the Technology. The Company also agreed to pay a ten percent (10%) royalty based on total net profits received from the commercial sales of the Technology to a third party. As of June 30, 2016 50,000,000 shares have been issued.

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

Intangible Asset

The Company capitalizes acquisition and development costs associated with the Technology as intangible assets. The amount capitalized represents fair value at the time the mineral rights are acquired. Upon commencement of commercial production, the Technology will be amortized over its useful life.

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

The Company will continue to execute its business model and if it has adequate financial resources to do so.  Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.  There were no changes in the Company’s approach to capital management during the three months ended June 30, 2016.  The Company is not subject to externally imposed capital requirements.

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

5.

Trade payables and accrued liabilities

June 30, 2016
Trade payables	$ 200,688
Due to related parties	213,373
Accrued liabilities	20,777
$ 434,838

6.

Convertible loan

On April 8, 2013 the Company received $64,287 in convertible loan subscriptions. The loan has bears interest at 10% with interest payable semi-annually.  For the quarter ended June 30, 2016, the Company has accrued $1,607 of interest expense. Upon conversion, the loan will convert into 170 units at a price of $380.00 per unit. Each unit will consist of one common share and one non-transferable share purchase warrant. Each warrant is exercisable at a price of $380.00 per share in the first year and $760.00 per share thereafter. In relation to the convertible loan subscription, the Company paid a finder’s fee of $6,429 and 17 Agent’s Warrants. The Agent’s Warrants were valued at $3,857 using the Black-Scholes Model and the following assumptions:

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

As of June 30, 2016 the $35,000 fee had not yet been paid and is on the balance sheet in trade payables and accrued liabilities and the $400,000 promissory note is on the balance sheet in notes payable. Additionally, $3,000 in interest expense related to the promissory note for the quarter ended June 30, 2016 has been recorded on the income statement under interest and bank charges as well as on the balance sheet in trade payables and accrued liabilities.

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

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the Exchange requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the Company’s issued and outstanding common shares.  Under the plan, an option’s maximum term is five years from the grant date

During the quarter ended June 30, 2016 there were no stock options outstanding.

Warrants

There were no changes in warrants during the quarter ended June 30, 2016.

Details of warrants outstanding as at June 30, 2016 are as follows:

Number of Shares	Exercise Price	Expiry Date

67.6	$22,700.00	July 27, 2018*
7.17 -	22,700.00	August 7, 2018**

74.77

*the exercise price of the warrants increases by $4,500.00 every year on July 27th until their expiry on July 27, 2018.

**the exercise price of the warrants increases by $4,500.00 every year on August 7th until their expiry on August 7, 2018.

Agent’s Warrants

The changes in agent’s warrants during the quarter ended June 30, 2016:

	Three months ended June 30, 2016
	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning of quarter	4.53	$ 22,700.00
Warrants outstanding, end of quarter	4.53	$ 22,700.00
Warrants exercisable, end of quarter	4.53	$ 22,700.00

Details of agent’s warrants outstanding as June 30, 2016 are as follows:

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

8.

Related party transactions

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

June 30, 2016
Companies controlled by former directors of the Company	$ 213,373

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company did not incur any related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the quarter ended June 30, 2016.

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

June 30, 2016
Cash and cash equivalents	$ 12,242
$ 12,242

Financial liabilities included in the statement of financial position are as follows:

        ==============================================================

Trade payables

      $

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

11.

Subsequent Events

The Company evaluated subsequent events through July 1, 2016. As of July 1, 2016, the Company has no material subsequent events.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)  for the period ended June 30, 2016, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2016, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is dated FE unless otherwise indicated and should be read in conjunction with the unaudited condensed interim financial statements of Prosalutis Holdings Inc. (“the Company”, “we”, “our” or “us”) for the three months ended June 30, 2016, and the related notes thereto. These condensed consolidated interim unaudited financial statements, have been prepared using accounting policies consistent with International Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee (“IFRIC”).

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

Operating Expenses

There was no revenue realized in the quarter ended June 30, 2016.

General and administrative expenses for the quarter ended June 30, 2016 were $7,857 of which $4,607 represented loan interest on $64,287 of loans payable of $1,607 and loan interest on notes payable of $400,000 of $3,000.

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

The following discussion outlines the state of our liquidity and capital resources for the period ended June 30, 2016.

Liquidity

At June 30, 2016, the Company had negative working capital of $455,235 of which $12,242 was cash and equivalents. The Company manages its capital structure and makes adjustments to it, based on available funds to the Company.

As of June 30, 2016, the Company has no outstanding commitments except for its best effort commitment to fund $1,500,000 based on the Technology Agreement of March 15, 2016. The Company has not pledged any of its assets as security for loans, or otherwise and is not subject to any debt covenants. The Company has sufficient working capital at this time to meet its ongoing financial obligations.

Off-Balance Sheet Arrangements

As of the date of this filing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company including, without limitation, such considerations as liquidity and capital resources that have not previously been discussed.

RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities:

Companies controlled by former directors of the Company	$ 213,373

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company did not incur any additional related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the quarter ended June 30, 2016.

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

Change in Accounting Policies

Recent accounting pronouncements

The following standards, amendments, and interpretations have been adopted by the Company as of January 1, 2016. There was no impact on the financial statements as a result of the adoption of these standards, amendments, and interpretations:

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

As at June 30, 2016, the Company had negative working capital of $455,235 and an accumulated deficit of $4,315,719. The Company’s continuation as a going concern is dependent upon the successful results from the successful development of its new drug product and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016 we issued 50,000,000 shares of common stock that have not been registered for a total cash value of $50,000 in accordance with the Technology agreement of March 15, 2016.

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