Form 10-K
period 2016-12-31
PROSALUTIS HOLDINGS INC.
filed 2017-07-03
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 00054082

PROSALUTIS HOLDINGS INC.

     British Columbia, Canada

N/A

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

   Identification No.)

2306 - 980 Seymour Street, Vancouver, British Columbia, V6B 1B5

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

Yes  [   ]

No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of registrant’s most recently completed fiscal quarter - $153,684.

The number of shares outstanding of the registrant’s common stock as of December 31, 2016 was 102,798,063.

Documents Incorporated By Reference

None

Item 1.

BUSINESS

The Company acquired the rights, title and interest in intellectual property relating to a drug named SPT1000, a natural metabolite which has a strong anti-inflammatory effect on the brain.  This agreement was completed on March 15, 2016.  The rights involved the issuance of 100,000,000 shares of common stock at $.001 per share.

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

Innovestica LP is our largest stockholder, holding beneficially, as of December 31, 2016, approximately sixty-eight (68%) percent of our outstanding shares. Through its share ownership, the stockholder is in a position to control the registrant and to elect our entire board of directors.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices 2306 - 980 Seymour Street, Vancouver, British Columbia, V6B 1B5 which are provided to us at free of charge at this time.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2016 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted with the International Financial Reporting Standards as issued by the International Accounting Standards Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2016.

Results of Operations

For the year ended December 31, 2016, the Company earned $11,345 of which $11,345 was from interest.

General and administrative expenses for the year ended December 31, 2016 included $174,007 paid to outside consultants mainly related to negotiating the Technology Agreement that was signed in March 2016.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with International Accounting Standards Board, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are as follows:

Mauricio Gonzalez

Director, President, CEO

Garth Jensen

Director, CFO

Frank Pillich

Director

Relevant Education and Experience

Mauricio Gonzalez

 Mauricio Gonzalez has over 20 years of capital markets experience. He has served as an officer, director and consultant to private and public technology and resource firms at all stages of corporate development.  Mr. Gonzalez has been involved in the debt and equity financing of micro and small-cap issuers listed on American, Canadian and European exchanges.

 Garth Jensen

Garth has over thirty years experience in a variety of financial roles including most recently contract positions as CFO of six publicly traded companies listed in Toronto, Frankfurt and on NASDAQ. Prior to establishing a financial consulting practice, Garth was V.P. & Treasurer at Imperial Life and Treasurer at Ralston Purina Canada.

A former banker, Garth served as the V.P. International Capital Markets at First National Bank of Chicago (Canada) and Senior Manager, Capital Markets, Bank of Nova Scotia.

Garth has also been a part-time professor at the University of Guelph, Laurentian University and Ryerson University teaching Corporate Finance and four southern Ontario colleges instructing in Economics, International Finance, International Law, Commercial Law and Statistics over the last twenty years.

Garth has written articles for magazines and trade papers on Foreign Exchange Hedging, Cash Management, Investment/Borrowing Strategies, as well as participating in articles major daily newspapers on derivatives/hedging and cash management.

Garth has his LL.M. with Merit in Finance and Banking Law, a Postgraduate Diploma with Merit in Commercial and Corporate law, a Postgraduate Certificate with Merit in International Business Law, a M.Sc. in Financial Economics, all from the University of London. He has completed level two of the three-year program of the CFA designation. Garth holds FCSI (Fellow of the Canadian Securities Institute) and FMA (Financial Management Advisor) designations. He also has a B.A. in Economics and a B.Sc. as well as completed a variety of investment industry courses through the Canadian Securities Institute and the NASD in the U.S.

Frank Pillich

Mr. Pillich is a public relations consultant out of Switzerland, and is responsible for overseeing all areas of company

Communications including investor relations, corporate communications and internal communications.

Mr.  Pillich has managed the last 15 years strategic financial communications programs for clients in the professional services, financial services, and media and entertainment sectors. In addition, Mr. Pillich has advised on

High profile M&A, IPOs, joint ventures and bankruptcies. Mr. Pillich’s broad communications expertise includes proxy communications, shareholder activism, succession planning, debt refinancing and crisis communications.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2016, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11 EXECUTIVE COMPENSATION

No other officers or directors received compensation during the year ended December 31, 2016.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None of the officers or directors own any stock in the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2016, our principal accountants have billed approximately $7,500.

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

Dated: June 28, 2017

s/s Mauricio Gonzales

Mauricio Gonzales, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s Mauricio Gonzales

Mauricio Gonzales, CEO

June 28, 2017