Form 10-Q
period 2017-03-31
PROSALUTIS HOLDINGS INC.
filed 2017-07-03
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

[ ] TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 00054082

PROSALUTIS HOLDINGS INC.

     British Columbia, Canada

N/A

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

   Identification No.)

2306- 980 Seymour Street, Vancouver, British Columbia, Canada V6B 1B5

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

Large accelerated filer

[   }

Accelerated filer

[   ]

Non-accelerated filer

[   }

Smaller reporting company

[x]

The Company’s outstanding common shares as of March 31, 2017 was 102,884,563

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements for the quarter ended March 31, 2017 are provided herein.

SEE ATTACHED

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)  for the period ended March 31, 2017, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2017, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is dated FE unless otherwise indicated and should be read in conjunction with the unaudited condensed interim financial statements of Prosalutis Holdings Inc. (“the Company”, “we”, “our” or “us”) for the three months ended March 31, 2017, and the related notes thereto. These condensed consolidated interim unaudited financial statements, have been prepared using accounting policies consistent with International Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee (“IFRIC”).

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

Operating Expenses

There was no revenue realized in the quarter ended March 31, 2017.

General and administrative expenses for the quarter ended March 31, 2017 were $73,554 of which $4,768 represented loan interest on $64,287 of loans payable of $1,607 and loan interest on notes payable of $400,000 of $3,000.

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

Liquidity

At March 31, 2017, the Company had negative working capital of $227,558 of which $3,052 was cash and equivalents. The Company manages its capital structure and makes adjustments to it, based on available funds to the Company.

As of March 31, 2017, the Company has no outstanding commitments except for its best effort commitment to fund $1,500,000 based on the Technology Agreement of March 15, 2016. The Company has not pledged any of its assets as security for loans, or otherwise and is not subject to any debt covenants. The Company has sufficient working capital at this time to meet its ongoing financial obligations.

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

The Company did not incur any additional related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the quarter ended March 31, 2017.

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

•  the inputs used in measurement for warrants

•  the inputs used in measurement for share based payments expense

• the $nil provision for income taxes which is included in the unaudited condensed interim statements of comprehensive loss and recognition of deferred income tax assets and liabilities included in the year-end audited statement of financial position at December 31, 2016.

Change in Accounting Policies

Recent accounting pronouncements

The following standards, amendments, and interpretations have been adopted by the Company as of January 1, 2015. There was no impact on the financial statements as a result of the adoption of these standards, amendments, and interpretations:

a)

IFRS 8 Operating Segments;

b)

IAS 32 Financial Instruments; Presentation;

c)

IAS 36 Impairment of Assets; and

d)

IFRIC 21 Levies.

Financial Instruments

The Company's financial instruments, consisting of cash and cash equivalents of $3,052, approximate fair values due to the relatively short-term maturities of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

As at March 31, 2017, the Company had negative working capital of $227,558 and an accumulated deficit of $4,558,828. The Company’s continuation as a going concern is dependent upon the successful results from the successful development of its new drug product and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

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

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Date: June 28, 2017

Exhibit 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mauricio Gonzales, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Prosalutis Holdings Inc.;

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report)

that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: June 28, 2017

By:

 /s/ Mauricio Gonzales

Mauricio Gonzales,  Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Prosalutis Holdings Inc., on Form 10-Q for the quarter ended March 31, 2017 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mauricio Gonzales, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Quarterly Report on Form 10-Q for the three months ended March 31, 2017, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the quarterly financial statements for the three months ended March 31, 2017 fairly presents, in all material respects, the financial condition and result of operations of Prosalutis Holdings Inc. for the period then ended.

June 28, 2017

By:

  /s/Mauricio Gonzales

Mauricio Gonzales

Chief Executive Officer