Form 10-Q
period 2017-09-30
PROSALUTIS HOLDINGS INC.
filed 2017-12-11
CIK 1498284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer

[   }

Accelerated filer

[   ]

Non-accelerated filer

[   }

Smaller reporting company

[x]

The Company’s outstanding common shares as of September 30, 2017 was 102,983,313

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements for the quarter ended September 30, 2017 are provided herein.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Prosalutis Holdings Inc. (formerly Greenflag Ventures Inc.)  for the period ended September 30, 2017, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2017, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is dated FE unless otherwise indicated and should be read in conjunction with the unaudited condensed interim financial statements of Prosalutis Holdings Inc. (“the Company”, “we”, “our” or “us”) for the nine months ended September 30, 2017, and the related notes thereto. These condensed consolidated interim unaudited financial statements, have been prepared using accounting policies consistent with International Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee (“IFRIC”).

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

Operating Expenses

There was no revenue realized in the quarter ended September 30, 2017.

General and administrative expenses for the quarter ended September 30, 2017 were $8,662 of which $1,607 represented loan interest on $64,287 of loans payable and $3,364 of loan interest on notes payable of $400,000.  Professional fees of $2,527 were also included expenses noted above

Liquidity and Capital Resources

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

Liquidity

At September 30, 2017, the Company had negative working capital of $349,393 of which $206 was cash and equivalents. The Company manages its capital structure and makes adjustments to it, based on available funds to the Company.

As of September 30, 2017, the Company has no outstanding commitments except for its best effort commitment to fund $1,500,000 based on the Technology Agreement of March 15, 2016. The Company has not pledged any of its assets as security for loans, or otherwise and is not subject to any debt covenants. The Company has sufficient working capital at this time to meet its ongoing financial obligations.

Off-Balance Sheet Arrangements

As of the date of this filing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company including, without limitation, such considerations as liquidity and capital resources that have not previously been discussed.

RELATED PARTY TRANSACTIONS

The following amounts due to related parties are included in trade payables and accrued liabilities:

Companies controlled by former directors of the Company	$ 196,661

These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company did not incur any additional related party transactions with companies that are controlled by directors, former directors, or key management personnel of the Company during the quarter ended September 30, 2017.

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

a)

IFRS 8 Operating Segments;

b)

IAS 32 Financial Instruments; Presentation;

c)

IAS 36 Impairment of Assets; and

d)

IFRIC 21 Levies.

Financial Instruments

The Company's financial instruments, consisting of cash and cash equivalents of $206, approximate fair values due to the relatively short-term maturities of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

As at September 30, 2017, the Company had negative working capital of $349,393 and an accumulated deficit of $4,666,268. The Company’s continuation as a going concern is dependent upon the successful results from the successful development of its new drug product and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management intends to finance operating costs over the next twelve months with loans from directors and companies controlled by directors and or private placement of common shares.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Date: December 11, 2017

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

Dated: December 11, 2017

By: /s/ Mauricio Gonzales

Mauricio Gonzales,

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Prosalutis Holdings Inc., on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mauricio Gonzales, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the quarterly financial statements for the three months ended September 30, 2017 fairly presents, in all material respects, the financial condition and result of operations of Prosalutis Holdings Inc. for the period then ended.

December 11, 2017

By:  /s/Mauricio Gonzales

Mauricio Gonzales

Chief Executive Officer